Form 10-Q
period 2020-09-30
INSU Acquisition Corp. II
filed 2020-11-16
CIK 1819035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39484

INSU ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	84-4916134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA 19104
(Address of Principal Executive Offices, including zip code)

(215) 701-9555
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	INAQU	NASDAQ Capital Market
Class A common stock, par value $0.0001 per share	INAQ	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	INAQW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 13, 2020, there were 23,540,000 shares of Class A common stock, $0.0001 par value, and 7,846,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

INSU ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$690,971	$—
Prepaid expenses	240,442	—
Total Current Assets	931,413	—

Deferred financing cost	—	10,315
Cash and marketable securities held in Trust Account	230,001,386	—
Total Assets	$230,932,799	$10,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$26,454	$1,124
Accrued offering costs	—	10,315
Total Current Liabilities	26,454	11,439

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	9,826,454	11,439

Commitments and Contingencies

Class A common stock subject to possible redemption, 21,610,634 and no shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	216,106,340	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 1,929,366 and no shares issued and outstanding (excluding 21,610,634 and no shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	193	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,846,667 shares issued and outstanding as of September 30, 2020 and December 31, 2019	785	785
Additional paid-in capital	5,083,766	24,215
Stock subscription receivable from stockholder	—	(25,000)
Accumulated deficit	(84,739)	(1,124)
Total Stockholders’ Equity (Deficit)	5,000,005	(1,124)
Total Liabilities and Stockholders’ Equity (Deficit)	$230,932,799	$10,315

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating expenses	$85,001	$85,001
Loss from operations	(85,001)	(85,001)

Other income:
Interest earned on marketable securities held in Trust Account	1,386	1,386

Net loss	$(83,615)	$(83,615)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,386,667	8,386,667
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance – January 1, 2020	—	$—	7,846,667	$785	$24,215	$(25,000)	$(1,124)	$(1,124)

Net loss	—	—	—	—	—	—	—	—
Balance – March 31, 2020	—	—	7,846,667	785	24,215	(25,000)	(1,124)	(1,124)

Net loss	—	—	—	—	—	—	—	—
Balance – June 30, 2020	—	—	7,846,667	785	24,215	(25,000)	(1,124)	(1,124)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	215,763,784	—	—	215,766,084

Sale of 540,000 Placement Units	540,000	54	—	—	5,399,946	—	—	5,400,000

Common stock subject to possible redemption	(21,610,634)	(2,161)	—	—	(216,104,179)	—	—	(216,106,340)

Net loss	—	—	—	—	—	—	(83,615)	(83,615)
Balance – September 30, 2020	1,929,366	$193	7,846,667	$785	$5,083,766	$—	$(84,739)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(83,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,386)
Changes in operating assets and liabilities:
Prepaid expenses	(240,442)
Accounts payable and accrued expenses	25,330
Net cash used in operating activities	(300,113)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Placement Units	5,400,000
Proceeds from collection of stock subscription receivable from stockholder	25,000
Proceeds from promissory note – related party	75,000
Repayment of promissory note – related party	(75,000)
Payment of offering costs	(433,916)
Net cash provided by financing activities	230,991,084

Net Change in Cash	690,971
Cash – Beginning of period	—
Cash – End of period	$690,971

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$216,189,340
Change in value of common stock subject to possible redemption	$(83,000)
Deferred underwriting fee payable	$9,800,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

INSU Acquisition Corp. II (formerly known as Insurance Acquisition Corp. II) (the “Company”), is a blank check company incorporated in Delaware on October 11, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more operating businesses or assets (a “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on businesses providing insurance or insurance related services, with particular emphasis on insurance distribution businesses, regulated insurance or reinsurance businesses, and insurance related technology businesses. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not yet commenced operations. All activity for the period from October 11, 2018 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020 the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 540,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Insurance Acquisition Sponsor II, LLC and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $5,400,000, which is described in Note 4.

Transaction costs amounted to $14,233,916, consisting of $4,000,000 in cash underwriting fees, $9,800,000 of deferred underwriting fees and $433,916 of other offering costs. In addition, as of September 30, 2020, cash of $690,971 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 8, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by March 8, 2022 (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Nasdaq rules provide that the Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 6). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, any Placement Shares and any Public Shares held by them in favor of any such amendment.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Insiders and Cantor have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as public stockholders with respect to any Public Shares it acquires. The representative has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Insurance Acquisition Sponsor II, LLC has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 4, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 9, 2020 and September 14, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

The Company had minimal activity for the three and nine months ended September 30, 2019. Accordingly, the condensed statement of operations, condensed statement of stockholder’s deficit and condensed statement of cash flows for the three and nine months ended September 20, 2019 are not presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $14,233,916 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 7,846,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Insurance Acquisition Sponsor II, LLC and Cantor purchased an aggregate of 540,000 Placement Units, at a price of $10.00 per Placement Unit, or $5,400,000 in the aggregate, of which 452,500 Placement Units were purchased by Insurance Acquisition Sponsor II, LLC and 87,500 Placement Units were purchased by Cantor. Each Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Placement Warrant”). Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2019, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in July 2020.

On July 28, 2020, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. On July 28, 2020, the Company effectuated a 6,888.333-for-1 forward stock split of its Class B common stock and on September 2, 2020, the Company effected a stock dividend of 1.1391242 shares of Class B common stock for each share of its Class B common stock, resulting in an aggregate of 7,846,667 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). The 7,846,667 Founder Shares included an aggregate of up to 1,000,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Insiders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of the Company’s initial Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 3, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2020, the Company incurred and paid $20,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $750,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on September 2, 2020, the holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,000,000. In addition, the representative of the underwriters is entitled to a deferred fee of $9,800,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,929,366 shares of Class A common stock issued and outstanding, excluding 21,610,634 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2020 and December 31, 2019, there were 7,846,667 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock issued and outstanding upon completion of the Business Combination, including Placement Shares, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualifications requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. The Company will use its best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INSU ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to Insiders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “market value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchaser or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2020 assets held in the Trust Account were comprised of $230,001,386 in money market funds which are invested in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,001,386

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to INSU Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 11, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 11, 2018 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and finding a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For each of the three and nine months ended September 30, 2020, we had a net loss of $83,615, which consisted of operating costs of $85,001, offset by interest income on marketable securities held in the Trust Account of $1,386.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On September 8, 2020, we consummated the Initial Public Offering of 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 540,000 Placement Units to the Sponsor and Cantor at a price of $10.00 per Unit, generating gross proceeds of $5,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Placement Units, a total of $230,000,000 was placed in the Trust Account and we had $963,727 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $14,233,916 in transaction costs related to the Initial Public Offering, including $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $433,916 of other costs.

For the nine months ended September 30, 2020, cash used in operating activities was $300,113, which was comprised of our net loss of $83,615, interest earned on marketable securities held in the Trust Account of $1,386 and changes in operating assets and liabilities, which used $215,112 of cash for operating activities.

As of September 30, 2020, we had marketable securities held in the Trust Account of $230,001,386 (including approximately $1,000 of interest income) consisting of U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us to pay taxes and deferred underwriting commissions) to consummate our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $690,971 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, production facilities or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital requirements or finance transaction costs in connection with a Business Combination, our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $750,000, and may, but is not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required to identify and acquire a target business. However, if our estimate of the costs of undertaking due diligence investigations and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to pursue and consummate our Business Combination. Moreover, we may need to obtain additional financing if we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt. Subject to compliance with applicable securities laws, we would only obtain such financing simultaneously with the consummation of our Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on September 3, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, we have an agreement to pay the underwriters a deferred fee of $9,800,000. The deferred fee will become payable to the underwriters’ representative from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our final prospectus filed with the SEC on September 4, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On September 8, 2020, we consummated our Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cantor Fitzgerald & Co. acted as sole book running manager and Northland Capital Markets acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240205 and 333-248567). The SEC declared the registration statement effective on 2020.

Simultaneously with the consummation of the Initial Public Offering and the option to purchase additional Units, we consummated a private placement of 540,000 Placement Units to our Sponsor and Cantor at a price of $10.00 per Placement Unit, generating total proceeds of $5,400,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the Placement Units, $230,000,000 was placed in the Trust Account.

We paid a total of $4,000,000 in underwriting discounts and commissions and $433,916 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $9,800,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated September 2, 2020, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 3, 2020. (1)
4.1	Warrant Agreement, dated September 2, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated September 2, 2020, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated September 2, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated September 2, 2020, between the Company and certain security holders of the Company. (1)
10.4	Unit Subscription Agreement, dated September 2, 2020, between the Company and Insurance Acquisition Sponsor II, LLC. (1)
10.5	Unit Subscription Agreement, dated September 2, 2020, between the Company and Cantor Fitzgerald & Co. (1)
10.6	Administrative Services Agreement, dated September 2, 2020, between the Company and Cohen & Company, LLC. (1)
10.7	Loan Commitment Agreement, dated September 2, 2020, between the Company and Insurance Acquisition Sponsor II, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2020.
*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSU ACQUISITION CORP. II

Date: November 13, 2020		/s/ John M. Butler
	Name:	John M. Butler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020		/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial Officer)