Form 10-K
period 2020-12-31
Metromile, Inc.
filed 2021-03-31
CIK 1819035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-39484

METROMILE, INC.

(Exact name of registrant as specified in its Charter)

Delaware	84-4916134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Market Street #700 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 242-5204

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MILE	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	MILEW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2021, there were 126,065,460 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

Metromile, Inc., formerly known as INSU Acquisition Corp. II, or INSU, was originally incorporated in Delaware on October 11, 2018 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 8, 2020, we consummated our initial public offering, or IPO, following which our units began trading on the Nasdaq Capital Market, or the Nasdaq, and upon separation, our Class A common stock and warrants began trading on the Nasdaq.

On February 9, 2021, we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and February 8, 2021, or the Merger Agreement, by and among INSU, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly-owned subsidiary of INSU, or Merger Sub, and Metromile Operating Company (formerly known as MetroMile Inc.), a Delaware corporation, or Legacy Metromile. Pursuant to the terms of the Merger Agreement, we effected a business combination with Legacy Metromile through the merger of Merger Sub with and into Legacy Metromile, with Legacy Metromile surviving as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. In connection with the closing of the Business Combination, we changed our name to Metromile, Inc., changed the trading symbols of our Class A common stock and warrants on Nasdaq from “INAQ,” and “INAQW,” to “MILE” and “MILEW,” respectively. In connection with the closing, any units (which were trading under the symbol “INAQU”) that had not yet separated, were automatically separated into their component share of common stock and one-third of one warrant to purchase one share of our common stock, and ceased trading. In addition, in connection with the closing, we reclassified all of our outstanding Class A common stock as common stock.

Unless the context indicates otherwise, the terms “we,” “us” and “our” refer to Metromile, Inc. and our consolidated subsidiaries, references to the “Company” refer to the historical operations of INSU prior to the closing and to the combined company and its subsidiaries following the closing, and references to “Metromile” refer to the historical operations of Legacy Metromile and its consolidated subsidiaries prior to the closing and the business of the combined company and its subsidiaries following the closing. Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form 10-K principally describes our business and operations following the closing of the Business Combination, but includes the financial statements of INSU and related Management’s Discussion and Analysis, which describe the business, financial condition, results of operations, liquidity and capital resources of INSU prior to the Business Combination, and disclosure in “Item 14. Principal Accounting Fees and Services” relates to fees paid in respect of INSU’s financial statements. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 2 to our Current Report on Form 8-K, initially filed on February 11, 2021, which will include the audited consolidated financial statements of Legacy Metromile for the year ended December 31, 2020, or the Legacy Metromile Audited Financial Statements, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competitors and industry;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our future operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

●	the outcome of any legal proceedings;

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	changes in applicable laws or regulations;

●	our ability to execute our business model, including our ability to attract new customers and retain existing customers, including in a cost-effective manner;

●	the possibility that the COVID-19 pandemic may adversely affect our results of operations, financial position and cash flows; and

●	the possibility that we may be adversely affected by other economic, business or competitive factors.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in this Annual Report on Form 10-K, including under the section entitled “Item 1A. Risk Factors” and in our periodic filings with the Securities and Exchange Commission, or the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Annual Report on Form 10-K and the documents incorporated by reference herein completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our common stock speculative and risky. This summary does not address all these risks. These risks are more fully described below in “Item 1A. Risk Factors.” Before making investment decisions regarding our common stock, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.

●	We have a history of net losses and could continue to incur substantial net losses in the future.

●	We may lose existing customers or fail to acquire new customers.

●	We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.

●	The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.

●	We rely on telematics, mobile technology and its digital platform to collect data points that we evaluate in pricing and underwriting insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict this collection or use of this data, our business could be harmed.

●	Regulatory changes may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.

●	We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict future performance.

●	Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, brand and prospects.

●	Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition.

●	Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.

●	We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

●	If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.

●	Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.

●	The insurance business, including the market for automobile, renters’ and homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

●	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

●	Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, or LAE, which could have a material adverse effect on our financial condition and results of operations.

PART I

ITEM 1.	BUSINESS

Overview

We started Metromile based on the simple observation that the physical world is being increasingly digitized, that this digital data can be used to better estimate the future, and that the best opportunity to create value for everyday customers in an increasingly predictable world is to reinvent insurance, one of the largest and most important global markets.

At its core, insurance financially protects the insured customer from the occurrence of specific future events. If these events can be more accurately estimated, using data and data science, then the insurance provided can be more accurately priced — lower likelihood events would cause the price of insurance to go down and higher likelihood events would cause the price of insurance to go up. The proliferation of sensor data, from cars, mobile phones, and elsewhere, means we have a greater ability to estimate the likelihood of future events and, thus, help many customers who are overpaying for insurance save money.

We founded Metromile in 2011 to realize this opportunity and tackle the broken auto insurance industry. With data science as our foundation, we offer our insurance customers real time, personalized auto insurance policies, priced and billed by the mile, with rates based on precisely how and how much they actually drive, instead of using the industry standard approximations and estimates that make prices unfair for most customers.

Through our digitally native offering, built around the needs of the modern driver, we believe our per-mile insurance policies save our customers, on average, 47% over what they were paying their previous auto insurer. We base this belief on data our customers self-reported in 2018 with respect to premiums paid to providers before switching to Metromile.

We believe the opportunity for our personalized per-mile insurance product is significant. Federal Highway Administration data indicates that approximately 35% of drivers drive more than half the total miles driven. We believe there is a correlation between the number of miles driven and the number of insurable losses. An October 2016 report by the Insurance Information Institute noted that the increase in claims frequency appears directly linked to the increase in the number of miles driven. Notwithstanding the relationship between miles driven and claims, auto insurance premiums have historically been priced based on a driver’s “class” — and drivers are charged the same basic premium rate as others in their class no matter the actual miles driven. In the traditional pricing model, a driver’s age, credit score, accident history, and geography influences the premium paid more than the actual miles driven. Thus, the 35% of drivers who account for more than half the miles driven are not paying premiums based on how often they are behind the wheel and increasing the potential for an insurable loss claim. We believe the traditional pricing model is inherently unfair to the majority of drivers — the 65% of drivers who drive less than half the miles driven — as they are effectively subsidizing the minority of drivers who are high-mileage drivers. By offering auto insurance using a per-mile rate and then billing each customer monthly based on their actual miles driven, we are able to provide significant savings to the vast majority of drivers, the 65% of drivers who drive less than half the miles driven. Customers can simply use their connected car or use a Metromile Pulse device, or The Pulse, to share their data with us — which includes miles driven, and in certain states where permitted by insurance regulators, driving habits, such as phone use, speeding, hard-braking, accelerating, cornering, and location. Our customers are able to choose when and how to drive and share this information with us to realize these data driven savings every day. See “— Our Technology Platform” for more information regarding The Pulse and data collection.

Our offering is also more appealing to the modern digital consumer beyond just the savings we offer. Customers sign up, access customer support, and file claims entirely through our mobile app. Claims are handled quickly and, in many cases, are fully automated. Our proprietary technology underpins these unique capabilities. We are built using data science at our core — we know how to acquire and unlock the predictive value of the data generated by the car, mobile phones, and elsewhere. This translates into a better experience, higher customer retention rates, lower cost of customer acquisition, less fraud, less servicing expense, and greater operating profits.

Our core technology capabilities have also unlocked a powerful new business for us — Metromile Enterprise, a cloud-based enterprise software solution for insurance carriers that provides them advanced claims automation and fraud detection tools, improving their operating margins, while earning us a share of their insurance premium as a service fee. With Metromile Enterprise already in market, we have started to realize returns on our earlier technology investments and expect to see this business help the large incumbents in the insurance industry transition into a more digital world, while helping us quickly grow our earnings.

Today, we consider ourselves a leading digital insurance platform, providing unique and advantaged products to auto insurance customers in the United States and auto insurance companies in the United States and globally.

The U.S. auto insurance market is massive, dominated by insurers stuck on legacy technology infrastructure who offer antiquated services. U.S. personal auto insurers write approximately $250.0 billion of premiums each year, with no carrier currently achieving more than 20% market share. We believe we are strategically positioned to succeed as industry incumbents struggle to meet the significant structural changes underway in an increasingly digital world. The advent of mobile phones has revolutionized modern mobility, while connected and autonomous technologies are drastically changing consumer relationships with vehicles. As we scale and accumulate more data, we believe that we can deliver increasingly better service, pricing and experiences for customers across all stages of the policy lifecycle.

Through our core competencies in technology and operating as a full-stack insurance carrier, we are already achieving durable margin advantages that we believe will allow us to maintain a competitive edge in pricing and generate incremental cash to invest in future growth for the years and decades ahead. We believe our focus on technology will allow us to gain efficiencies through automation and the ability to scale.

We believe our customers are loyal. We measure this, in part, by our overall net promoter score, or NPS, of 56 as of end of year 2020. The NPS metric is a management tool used to measure customer satisfaction and loyalty and indicates the percentage of customers rating their likelihood to recommend a product or service to a friend or colleague. After 51 days of joining Metromile, we ask each new customer the likelihood that they will recommend Metromile to a friend or colleague on a scale of 0 to 10. Scores between 0-6 are considered detractors and scores between 9-10 are considered promoters. To arrive at Metromile’s NPS score in a given month, the percentage of detractors is subtracted from the percentage of promoters. Scores between 7-8 are considered passive and are counted toward the total number of respondents, thus decreasing the percentage of detractors and promoters and pushing the net score toward 0. By recommending our services to their friends and family, we believe our customers demonstrate their satisfaction and loyalty to our services. In addition to NPS, we believe that customer referrals also demonstrate customer loyalty. One out of four customers with our Ride Along app recommends our app to a friend or colleague, yielding a 25% referral rate. We believe our overall NPS of 56, along with our 25% referral rate through the Ride Along app, demonstrate our customer satisfaction and loyalty to Metromile.

We have trained our predictive models to deliver what we believe is one of the most sophisticated pricing engines in the industry using the approximately three billion miles of customer driving data we have collected since our founding. Our data-driven approach is designed to improve the accuracy of risk-profiling customers while simultaneously reducing the likelihood of fraud and losses.

We built these models in the early days by carefully selecting our first markets, acquiring data and quickly iterating on our proprietary rating and underwriting models, building out our own customer service and claims functions, and reinventing as we gained new data and experience.

As our models have matured, we have also learned how to more efficiently and effectively acquire customers, as these models can also be applied to estimate the lifetime profitability of any potential new customer lead based on key indicators. We migrated from marketing in well-defined offline channels to using a variety of more cost-effective digital solutions for our customer funnel, where we can tailor ad targeting, content, and a quote funnel to each individual prospect.

We leverage a diverse mix of channel strategies to optimize our marketing efforts including search, display, and social marketing, as well as app acquisition, aggregators (like compare.com, The Zebra, and Everquote), our free app Ride Along (akin to a try before you buy experience) and key automotive original equipment manufacturer, or OEM, partnerships. Our experience and financial profile equip us to excel in our next phase of growth across the United States.

We have an exciting and ambitious growth plan that we believe will help us quickly scale nationally. Our disciplined marketing strategy allows us to understand unit economics in each state before investing too far ahead of returns. Prior to initiating rapid growth in a state, we develop our rating and underwriting models, and introduce rates into the market with low marketing spend for the first few quarters as we test and measure key performance indicators. This introductory period allows us to refine our model and underwrite policies with an aim of achieving profitable growth. Once we obtain sufficient data and proof points, we accelerate marketing spend and quickly scale.

To further support our insurance customer growth, we are expanding our distribution network by partnering with leading automotive OEMs to identify low-mileage drivers. Our two existing partners are among the world’s top ten biggest car manufacturers, and we aim to partner with at least eight OEMs by 2022. These partners will be able to identify a low-mileage driver 30 days after they purchase a car and offer personalized co-branded marketing to those customers, highlighting their savings and driving a significant number of new customers to Metromile. We believe this exciting channel could generate millions of leads for us in the future with a low new customer acquisition cost.

Metromile Enterprise provides additional upside in the near-term. With four active deployments and a full pipeline, this software-as-a-service, or SaaS, business is expected to become a meaningful contributor to revenue and operating profits over the years ahead. Each customer typically signs a multi-year agreement with significant prepaid revenue and service fees, allowing the business to fund its development and growth with customer capital.

We believe we have put together one of the best leadership teams in our industry who have significant experience with top technology and insurance companies. They will help us execute our ambitious growth plans through our unique approach to insurance. We believe that we have a truly differentiated value proposition that puts customers in the driver’s seat. Through data science, we have built an impactful business that we believe will help transform the insurance industry.

Our Technology Platform

Our proprietary technology platform is a key competitive advantage. Through the collection of high frequency telematics data, we have developed a platform capable of understanding moment-by-moment driving behavior. Using data science and machine learning, we build predictive models to accurately determine the risk profiles of our customers and offer fairer, more accurate pricing.

Our customer-friendly, intuitive interface paired with The Pulse creates a seamless user experience. The Pulse device easily plugs into the diagnostic port of our customer’s car and transmits data over wireless cellular networks. The Pulse device provides visibility into customer braking behavior at each intersection, miles driven, speed, acceleration, hard-braking, cornering, and location. In addition, through our OEM partnerships, we will be able to connect directly with vehicles and stream the same sensor data without a device. The more data we collect, the better our predictive models will become, allowing us to enhance our unit economics and value to consumers.

The moment of truth for all insurers is when a customer submits a claim. In a traditional experience, a customer is required to go through many hurdles simply to get their car repaired after an accident, causing customer frustration. The fundamental cause of this high friction experience is that up to 17% of claims are fraudulent and insurers are forced to implement onerous processes and look at every claim with suspicion, where trust is eroded with the customer. Alternatively, our platform is capable of algorithmically reconstructing the accident scene and letting the majority of drivers have the claim nearly instantly approved. We create loyal customers by helping them get back on the road quickly and seamlessly.

We have been able to identify and reduce fraudulent claims by three times the rate of our industry peers. The structural costs associated with high fraud rates in the auto insurance industry are ultimately passed on to consumers. Our fraud detection advantage ultimately improves our loss ratio, which allows us to keep our costs lower and pass on additional savings to our customers.

The net result of our technology advantage is a fundamentally lower cost structure. Because premiums charged to the consumer ultimately reflect the underlying costs of the insurance business and its losses, we have developed a competitive advantage beyond our pricing model. Built from the ground-up with technology and sensors first, we have developed a durable competitive advantage with a highly efficient and streamlined operation, which we believe will yield higher returns to stockholders for years to come.

The Metromile app

From the outset, we believed the experience with an auto insurer should go beyond being a compulsory purchase, selected based solely on price. With our app, our customers benefit from rich functionality, tools, and features. Prospects are able to sign up within minutes or try Ride Along to estimate and earn more savings. Aligned with our first value of creating loyal customers, we aim to stay engaged with our customers every step of the way.

Our app increases engagement and improves our relationship with customers by providing helpful features such as street sweeping notifications to help avoid parking tickets, get walking directions to their car, and monitor their car health. Everything needed to manage a policy can be done in the app, such as viewing policy information and documents, auto insurance ID cards, monthly billing summaries, and detailed trip maps. With an always-connected vehicle, we have a 92% stolen car recovery rate.

Ride Along

We launched Ride Along to help prospects understand if they are a fit for per-mile, and to provide additional savings to prospects by demonstrating that they are also safe drivers.

The significance of this specific technology offering also lends itself to the future growth potential of our company. The Ride Along feature serves not only as a platform to provide driving insights to customers but also as a customer acquisition source, by helping estimate savings and allowing prospects to earn additional discounts through safe driving.

Our Ride Along app enables viral growth as evidenced by a 20% conversion rate for prospects who use the app, a 25% referral rate to new customers, and the fact that 11% of abandoned quoters try Ride Along, all since it was launched in the second quarter of 2020.

Metromile Enterprise

Metromile Enterprise is a cloud-based enterprise software offering for third party insurance carriers that was built on top of our sophisticated automated claims technology. The service helps carriers automate the claims processes for both customers and claims agents while reducing the cost of fraudulent claims through advanced fraud detection features. The service works cooperatively with existing property and casualty, or P&C, insurance enterprise software platforms and is priced based on a percentage of the insurance premium the service is used to help manage.

Our automation and fraud detection capabilities have allowed Metromile’s auto insurance claims program to detect three times more fraud than the industry average, benefiting our loss ratio, while reducing our loss adjustment expense ratio by an estimated 20% due to advanced automation. We saw an opportunity in applying these capabilities to help the broader P&C insurance industry transform and better manage their claims processes and are excited by the progress we’ve made since launching Metromile Enterprise in 2019.

Metromile Enterprise is not just for telematics-based auto insurance programs — the software helps global P&C insurers improve customer experience and reduce claim costs across a variety of use cases in auto, home, renters, pet, workers compensation and other specialized P&C insurance programs.

This unique growing business allows us to diversify our revenue base into recurring, high-margin enterprise SaaS revenue, while actively participating in the digital transformation underway in the broader insurance markets, with minimal incremental cost. We expect continued growth from this business segment as we continue to sign and launch new deployments with carriers globally and other specialized P&C insurance. This proprietary growth engine will allow us to diversify our revenue base into recurring, high-margin enterprise SaaS revenues. We expect continued growth from our Metromile Enterprise business as we continue to scale more holistically.

With respect to the platform’s specific feature set, our Metromile Enterprise offering consists of Report, Detect, Replay, and Streamline modules.

Report

The secret to success with predictive models lies in gathering rich, reliably structured data at first notice of loss, or FNOL. The Report module is a smart digital FNOL solution for customer-facing data collection and call center representatives that creates opportunities for improved fraud detection, efficient downstream processing, and a “no-touch” claims experience.

Detect

Our Detect module is an artificial intelligence, or AI, powered fraud detection tool trained to scan incoming claims in seconds and build a feedback loop with existing investigative experts. We help capture more fraud and cut costs by eliminating investigations on low probability claims.

Portal

The Portal enables insurance carriers to offer their insureds a one-stop digital destination for filing claims, tracking updates on claims in progress and taking action on pending items. This solution helps improve claim handling efficiency and save claim adjuster time.

Replay

Replay is a software solution that ingests various types of telematics data and makes it easy to play back a trip to corroborate the reported facts of loss with hard data. The solution helps cut investigation costs and increases confidence in payout decisions.

Streamline

Streamline is a powered automation suite, enabled by sophisticated data science modeling, that reduces repetitive tasks done by claims handlers so that they can spend more time providing service for customers with more complex needs. The Streamline solution enables claims self-servicing to settle claims with efficiency.

Our platform architecture

We believe our platform provides us with a true competitive advantage. We built our technology from the ground-up with the secular shifts in insurance in mind. Our platform is built on a number of foundational architecture principles.

We are able to deliver a flexible and scalable platform where customer services can be added and evolved over time.

Through delivering micro-services, we ensure a constant evolution of the technology platform, both in terms of features supported as well as technology used. Micro-services also allow efficient scaling of the engineering organization, as it allows an ever-growing number of teams to work in parallel with the least dependency bottlenecks.

Our unified user interface is technology-agnostic and built on a back-end service that can enable a diverse range of clients.

This allows us to remain agnostic to mobile and web applications along with third-party integrations. We have the flexibility to isolate part of or all of our platform features for third-party integration both directly into a user experience and into the backend of a given platform. This provides us the opportunity to service different enterprises with different technology platforms.

Our offerings were created with the core ideas of resiliency and durability in mind to allow for uninterrupted scale.

All services are built to enable a distributed and horizontal scaling deployment. This not only supports our scalability but also provides resilience as distributed service instances can survive fault tolerances of individual instances or full zone fails.

We heavily leverage machine learning to underpin our business. From personalized pricing through to claims, our technology stack is critical to our success.

Industry and market opportunity

The U.S. auto insurance market is massive, fragmented, and ripe for disruption as pricing and risk identification remain key components to drive competitive demand. Additionally, shifting consumer preferences toward an online environment creates opportunity for new entrants with a focus on customer experience.

●	Massive market: In 2019, the U.S. personal auto insurance market generated in excess of $250 billion in premiums.

●	Highly fragmented: Market share in the United States is fragmented with no carrier holding more than 20% market share. Additionally, 111 carriers generated greater than $100.0 million in premiums in 2019.

●	Ripe for disruption: The auto insurance placement and claims process suffers from poor overall consumer experience, which is attributable to opaque and tiered pricing, lengthy sign-up processes, and arduous claims processes that are often long and repetitive. Additionally, traditional insurance carriers do not consider technology-driven developments to the auto industry when pricing risk. With a developing driver model including autonomous features and new means of transportation, additional factors need to be considered.

●	Limited use of technology: The insurance market has typically relied on a number of factors to provide pricing and risk assessment information. Statistics like age, credit score, accident history, and geography have often been deciding factors that categorize drivers into buckets and price them accordingly. Technological developments and data science provide new applications to better understand individual driver risk, such as actual miles driven and driving behaviors, and are able to adjust pricing models to consider these variable factors. While other auto insurance providers consider an individual’s prior accident history, we believe Metromile is distinguished by further adjusting to real-time driving behavior. This real-time capture, we believe, allows Metromile to better understand each driver’s risk in ways that backward-looking algorithms, such as “good-driver rewards,” are unable to.

●	COVID-19 pandemic: Although the ultimate impacts of COVID-19 remain uncertain and consumer demand for auto insurance may be impacted in a recessionary or stationary environment, a recent survey published by Capgemini SE found that 44% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Further, the dramatic decline in miles driven during the second quarter of 2020 and the fact that legacy carriers were forced to react through ad hoc refund and rebate programs and were sued in class action lawsuits proves that the existing fixed priced insurance model is outdated.

Metromile is well positioned to capitalize on these tailwinds by providing a product that solves fundamental issues with auto insurance and fairly prices policies to individual drivers. This is driven by Metromile’s view that auto insurance today is unfair to most consumers, as insureds are broadly categorized into the same buckets and charged similar rates while still holding varying driving habits and vehicular uses. The distinction between this broad classification and a more technology and data driven approach to assessing risk underpins Metromile’s vision to change how insureds are assessed and charged.

Several areas within the personal lines auto space are most significant to understanding this unique market opportunity. The first and most important is regarding the traditional insurance model where insurance products are built for a “class of driver” rather than individual insureds. This foundational concept of pricing risk gained traction in the 1990s when carriers discovered independent factors such as credit score were good indicators of an individual’s driving habits and risk classification. Using additional rating variables like credit expanded segmentation via proxy and moved the industry further away from evaluating individual risk. The widespread use of such factors became industry norm where the process of receiving an insurance quote is dictated by several key factors that place customers into classes associated with varying risk levels and premium payments. While still broadly used today, this results in a significant bifurcation of insureds within each class level where drivers that have the same gender, geographic location, vehicle make, accident history, and credit score receive similar quotes. Other factors, however, still vary between two similar applications, the most significant and quantifiable being miles driven. This creates a pricing imbalance where a small portion of drivers within a class create significant liabilities because of their frequent driving habits. Drivers who infrequently use their vehicles therefore are subsidizing the higher risk of their peers by paying similar rates while having fundamentally different risk profiles. We believe this results in approximately 65% of drivers overpaying for personal auto insurance and 35% of drivers underpaying, as the Federal Highway Administration data indicates that approximately 35% of drivers drive more than half the total miles driven. We believe there is a correlation between the number of miles driven and the number of insurable losses. An October 2016 report by the Insurance Information Institute noted that the increase in claims frequency appears directly linked to the increase in the number of miles driven. Thus, the 35% of drivers who account for more than half the miles driven are not paying premiums based on how often they are behind the wheel and increasing the potential for an insurable loss claim. We believe the traditional pricing model is inherently unfair to the majority of drivers — the 65% of drivers who drive less than half the miles driven — as they are effectively subsidizing the minority of drivers who are high-mileage drivers.

To address this issue, Metromile has leveraged technology to create accurate methods of measuring car usage and charging drivers on a “per-mile” basis. Our product development has maintained a unique focus on understanding individual driver habits to provide more granular insight into the likelihood of requiring a claim. Metromile’s position as one of the only large carriers to offer this approach to pricing — and the only carrier solely focused on low mileage drivers — underpins its opportunity to capture market share and change the industry’s approach to risk assessment.

An additional factor supporting this market opportunity is the large market size and significant fragmentation found in personal lines auto insurance. With over $250.0 billion in annual premiums in the United States, personal auto insurance is one of the largest lines globally. An outsized number of companies operate in the space, pricing customers with varying risk demographics and underwriting a book that meets operational and loss standards. In a market with a relatively commoditized product, pricing, customer experience and added factors becomes significant to attracting new customers. Metromile has created a new competitive advantage that drives customer volume by differentiating their core product from large and traditional carriers. This large amount of fragmentation mixed with Metromile’s unique approach supports its ability to readily attract new customers by providing a different approach to pricing.

The tech enabled landscape within the automotive and broader industries has also been a key point of focus for Metromile. As the usage of smartphones and technology that collects individual consumer data becomes more widespread, so too do the opportunities for insurance companies to collect more data and conduct analytics on it. This pairs with innovation in the auto space changing the true risk of operating a vehicle. Autonomous driving, driving assistance features on vehicles, or the decrease in vehicular usage due to ride-share applications have all made the personal lines auto insurance landscape more complex with respect to individual risk that cannot be captured by a collection of data points like credit score and age. This creates a fundamental need to gain insight into individual usage and leverage this data to paint a better picture of what true risk and therefore price looks like.

Competitive strengths

●	Structurally advantaged through data science. To date, we have collected approximately three billion miles of data through our core data engine. We built our engine from the ground up to realize a structural pricing and cost advantage in auto insurance. We collect our data through the next generation of connected vehicles, mobile and telematics devices to generate what we believe is the most granular and insightful data on driving behavior in the industry. We analyze data such as miles driven, speed, acceleration, hard-braking, cornering, and location to deliver market-leading intelligence. This enables us to provide highly personalized policies at scale and attractive unit economics. We currently deploy behavioral telematics, other than miles driven, in four of the eight states where we operate. We are building a durable competitive advantage through personalization, superior pricing, better fraud detection, approval automation and customer loyalty. The strength of our technological offering has even turned our infrastructure into a source of revenue. We offer our Metromile Enterprise services to a number of leading insurance carriers looking to digitize their platforms.

●	Customer-oriented approach with member loyalty. We leverage our data advantage and technology to offer customers better experiences through our use of mobile technology. We were born as a digital-first entity and have invested meaningfully to develop a seamless mobile and online experience for customers long-underserved by the traditional auto insurance industry. Customers can quickly download and use our app and access our rich feature set, enabling a shorter time to receive a quote. They also receive real-time feedback on fuel consumption and driving behavior, while we are additionally automating claims through our AI enabled platform. We believe these features and customer experience have established member loyalty to our platform and cultivated a strong brand affiliation. As of December 31, 2020, our new policy life expectancy, which is the estimated number of years a customer will remain insured with Metromile based on the historical performance of our book, is 3.4 years, and Metromile’s one-year retention rate on new policies is 69.4%, which is the percentage of customers that remain with Metromile after two policy terms, and is inclusive of all cancellation reasons, whether initiated by the customer or by us. According to the California Department of Insurance, in 2019 in California, which is Metromile’s largest market, Metromile received 13 justified complaints, which was lower than the average number of justified complaints received by the 50 largest automobile carriers in terms of exposure counts (of which Metromile ranked 49th). Each exposure count represents an insured vehicle. In addition, in 2019 in California, Metromile ranked 49 out of 50 in terms of the ratio of justified complaints to exposure counts. In 2020, Metromile decreased its justified complaint count in California by nearly 50%.

●	Full-Stack Insurance provider. In 2016, we became a full-stack carrier, enabling us to recapture economics from third-party providers. We have complete control over the entire process of writing a policy, from underwriting and investment discretion to the back-end processing that drives new customer acquisition and growth, leading to high capital-efficiency. Our premiums can grow with minimal increase in surplus, while mitigating large or tail losses. We partner with some of the leading reinsurers in the industry. We are licensed in 49 states and the District of Columbia, of which we are currently active in eight states. We aim to be a fully national provider of insurance across 49 states and the District of Columbia by 2022.

●	Strategic partnerships in new channels. We are developing strategic partnerships with automotive giants that are helping us to win sustainable market share. Our OEM partners can help us identify low mileage drivers based on the data collected from a newly purchased vehicle and target new customer segments with our product. Access to customers that fit our target demographic who are at a decision point in insurance buying post vehicle purchase is highly valuable and allows us to showcase our unique value proposition to the right customers at the right time. And, by connecting directly to vehicles, these connected car owners can bypass needing our Pulse device. By 2022, we aim to expand the number of our OEM partners to eight (we currently have two). This channel has demonstrated a track record of impressive growth and quality customers and we anticipate millions of leads per year through this channel at a low cost of acquisition.

●	World-class talent. The Metromile team comprises a blend of experienced technology industry executives, the best data scientists and leading insurance industry veterans. Our diverse mix of talent has helped us look at the automotive insurance industry through an alternative lens. We pride ourselves on our unique DNA and fresh outlook. We focus on hiring the best talent from a wide array of backgrounds to provoke diversity of thought and ideas. Our leadership team exemplifies our foundation in data science. Chairman David Friedberg previously worked at Google and founded and successfully scaled the Climate Corporation, culminating in a $1.1 billion acquisition of the business by Monsanto in 2013. Dan Preston first trained as a data scientist and joined Metromile as Chief Technology Officer in 2013 before becoming Chief Executive Officer in 2014. Prior to joining Metromile, Dan was the co-founder and Chief Technology Officer of AisleBuyer, a mobile retail innovator that was acquired by Intuit in April 2012. Paw Andersen, who joined Metromile in early 2019 as Chief Technology Officer, is a technologist with over 20 years of engineering leadership experience. He was most notably a senior leader of engineering in Uber’s Advanced Technology group, where he grew his team from 27 to 700. Outside of key leadership, David and Dan have built a tremendous team of technologists, insurance experts and finance veterans culled from companies including Progressive, Salesforce, and PricewaterhouseCoopers to the most innovative startups.

Our Operating Model

Our playbook for developing and growing markets is an iterative, deliberate methodology designed to ensure that all types of consumers, regardless of their “driver class”, receive competitive rates that deliver substantial savings, while pricing to accurately reflect their expected losses. Thus, as a market matures and achieves positive unit economics, we believe our ability to scale and deploy additional capital in that market increases. Our most mature markets have the largest market penetration and strongest unit economics, which is the result of a focused effort to both improve unit profitability and efficiency in Customer Acquisition Cost, or CAC.

These efforts, in aggregate, have led to year-over-year improvements in direct loss ratio.

Our revenue and gross profit are significantly impacted by our reinsurance program, the terms of which vary from year-to-year. Our reinsurance program includes an upfront policy fee paid to us by the reinsurers for each new policy entering into the program, as a way for us to recover policy acquisition costs. We record this as other revenue in the consolidated statements of operations. We then cede most of the premium earned on that policy to the reinsurance syndicate and earn back a share of the realized profit from the policy, over time, which is also recognized as other revenue.

Because our reinsurance program has varied year-to-year and the onboarding allowance portion of the program results in the recognition of more revenue during periods in which we sell more policies, we have seen a significant variance in our quarterly and annual revenue. Our other revenue and gross profit declined year-over-year, primarily due to the upfront policy fee we received from our reinsurers for new policies sold in 2019 relative to 2020. In the years ended December 31, 2019 and 2020, we had other revenue of $27.0 million and $22.1 million, respectively. Our gross profit declined from $(4.9) million to $(14.1) million for the same period.

We use reinsurance to reduce the likelihood of paying a large obligation resulting from an insurance claim. Our reinsurance arrangements provide for the transfer of a portion of our risk portfolio to a third-party in exchange for a share of the insurance premium, e.g., we cede a portion of the premium paid per policy. As we cede risk and premium, we not only transfer risk of loss, but are able to underwrite additional policies and generate additional premiums.

Since May 2017, we have proportional reinsurance arrangements protecting our business. Proportional reinsurance means that premium and losses are calculated on a pro rata basis. To date, we have four reinsurance programs and a total of five reinsurance counterparties including Partner Re, Mapfre Re, Cincinnati Insurance Company, Horseshoe Re, and Topsail Re. See also Note 9, Reinsurance, to the Legacy Metromile Audited Financial Statements for information regarding Metromile’s reinsurers and its reinsurance programs. Each program has multiple reinsurance agreements varying based on the number of reinsurance counterparties participating in the respective reinsurance program. The reinsurance arrangements cover policies entering into the reinsurance arrangement during that contract year and continue coverage for a term ranging from six to nine years. During any fiscal year, we may be ceding premium under multiple reinsurance arrangements, which have varying terms.

The reinsurance arrangement includes an upfront policy fee paid by the reinsurers for each new policy entering into the reinsurance program as a way for us to recover policy acquisition costs. This upfront policy fee is renegotiated for each contract year and varies by contract year, relative to our policy acquisition costs. We record this upfront policy fee as other revenue in the consolidated statements of operations. During periods with increased policy sales, the amount recorded to other revenue will also increase, which is a key driver of gross profit. Correspondingly, periods of decreased policy sales will result in a decrease to the amounts recorded to other revenue.

The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. Thus, since May 1, 2019, we have ceded a larger percentage of our premium than in prior periods, resulting in a significant decrease in our revenues as reported under GAAP. We expect to revise our reinsurance structure towards the end of 2021 into a more simplified structure with a reduced quota share, which over time, will reduce the amount of ceded premium, and we expect will reduce the overall cost of our reinsurance arrangements.

In addition, under the reinsurance agreements effective May 1, 2017 and May 1, 2018, LAE is ceded at a fixed rate of 3% of ceded earned premium. Under the reinsurance agreement effective May 1, 2019, LAE is ceded at a fixed rate of 6% of ceded earned premium and will be revalued effective May 1, 2021. Under the reinsurance agreement effective May 1, 2020, LAE is ceded at a fixed rate of 4.75 – 6.0% of ceded earned premium. For the reinsurance agreements effective May 1, 2017 and May 1, 2018, Metromile receives a 10.2% ceding commission, adjusted up or down based on loss ratios of the ceded business. For the reinsurance agreement effective May 1, 2019, Metromile receives a 10.0% ceding commission. For the reinsurance agreement effective May 1, 2020, Metromile receives a 10.0 – 11.75% ceding commission, adjusted up or down based on loss performance of the ceded business.

Because of the effect that our reinsurance program has on our revenue and gross profit, we believe contribution profit, a non-GAAP financial measure, is a more useful metric to evaluate the fundamentals underlying the profitability of our insurance operation. Contribution profit is calculated as direct earned premium, plus investment income earned at the insurance company, minus direct losses, direct loss adjustment expense, and variable costs associated with the servicing of policies. Contribution margin is contribution profit divided by direct earned premium plus investment income earned at the insurance company. See “Metromile’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for additional information regarding our use of contribution profit/(loss) and contribution margin and a reconciliation to the most comparable GAAP measures.

While our gross margin declined from (9.3)% for the year ended December 31, 2019 to (40.3)% for the year ended December 31, 2020, our contribution margin has steadily improved as our investments in technology and operations have been realized.

Our average new customer lifetime as of year-end 2020 was estimated to be 3.4 years and our contribution margin was 12%. For a new customer, the one-year retention ratio at year-end 2020 was 69.4%, which is inclusive of all cancellation reasons, whether initiated by the customer or by us.

Metromile’s Growth Strategy

Scale our position in existing markets. We have an established presence in our existing markets — eight states in the United States that represent approximately 30% of the market for drivers. Our data engine is helping us to continuously learn more about our customers and their driving behaviors, which allows us to improve price competitiveness in new segments. As our data aggregates over time, we become more sophisticated in our pricing, analysis and predictions while our competitors remain broadly stagnant. Our financial profile improves as we scale and refine our local market knowledge. This improved financial profile frees up more capital to invest in furthering our technical advantages and growing our customer base.

Expand nationally across the United States. We will apply our highly replicable model of “active-on” nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. This will allow us to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state. We aim to be in 21 states by the end of 2021 and 49 states and the District of Columbia by the end of 2022. We do not yet have visibility on whether or not these 41 new markets will permit the use of behavioral telematics data to offer polices and premiums based on driving habits in addition to miles driven. As we expand into new markets, when appropriate, we plan to engage in discussion with state insurance regulators to expand our ability to use behavioral telematics, which we expect will evolve over time. Our data platform will continue to inform new and existing markets as we successfully scale.

Scale partnerships & key channels. Our existing channels have been continually optimized for lower CAC and heightened throughput. We market through a variety of channels, including direct-to-consumer advertisements, display, search, and social media marketing, search engine optimization, and customer referrals. Our products are customer-centric with an overall NPS of 56, and we benefit greatly from word-of-mouth marketing.

In addition to the existing growth engine, we have adopted new channels. First, we pioneered the Ride Along tool through our mobile app, which has helped us radically increase our quote purchasing — in the recent period since its launch, 11% of our abandoned quotes have tried Ride Along, while we enjoy a 25% referral rate in this channel and a 20% conversion rate.

Second, we have developed strategic partnerships with key players in the automotive industry. Through our relationships with OEM partners, we expect considerable success in growing our customer base, as we can effectively and accurately target low-mileage drivers. We estimate that this channel can deliver over one million leads per year at a low cost of acquisition.

Scale our Enterprise Software business. The investments we have made in our platform to develop key economic advantages have turned a traditional cost center into a source of accelerated value creation. We offer Enterprise Software and related services to other leading insurance carriers who want to leverage our technology to improve their operating performance. Enterprise customers can dramatically improve their loss adjustment expenses and losses due to fraud by using our solution. Our holistic set of services include fraud detection, digital customer portal, process automation and telematics enablement. Launched in 2019, Metromile Enterprise is scaling to be a substantial contributor to our financial results.

Cross-sell with new products and services. With active and loyal customers, we intend to build on that foundation to offer an expanded product offering. We believe that there is a compelling cross-sell opportunity for other insurance services including homeowners insurance, and renters insurance, and car maintenance. Through a mix of strong partners and new internal product development, we expect to bring these products to market in an intuitive manner, consistent with the experience Metromile customers expect from us.

Investments

Our portfolio of investable assets is primarily held in cash, short-term investments, and available-for-sale fixed maturity securities, including U.S. Treasury securities, corporate debt securities, commercial paper, and asset backed securities. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors, in consultation with legal counsel and as may be required to be approved by applicable regulatory authorities. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate.

Competition

We operate in a highly competitive segment of the insurance industry. Many of our primary and direct competitors have well-established national brands, a longer operating history, and market similar products, including at prices comparable to ours. Our competitors include large national insurance companies such as Progressive, Allstate, and Nationwide, as well as up-and-coming companies and new market entrants in the InsurTech industry, some of whom also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, greater resources, access to additional capital, and more types of insurance coverage to offer the consumer, such as renters, homeowners, health and life, than we currently do. In particular, many of these competitors offer consumers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. We do not offer such “bundles” and are specialized in one type of insurance — personal automotive insurance. Moreover, as we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.

Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, size, and financial strength ratings, among other considerations. We believe we compete favorably across many of these factors, and have developed a platform and business model based on data science, artificial intelligence, machine learning and a stand out customer experience that we believe will be difficult for incumbent insurance providers to emulate and utilize like we have.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and electronic and physical security measures to establish and protect our proprietary rights. Though we rely in part upon these legal, contractual, and other protections, we believe that factors such as the skill and ingenuity of our employees and the functionality and frequent enhancements to our platform are large contributors to our success in the marketplace. We intend to pursue additional intellectual property protection on such enhancements to the extent we believe it would be beneficial and cost-effective.

As of January 31, 2021, we have five issued patents and three pending patent applications in the United States. The issued patents generally relate to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents are expected to expire between September 1, 2035 and January 11, 2036. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the United States. We also have registered domain names for websites that we use in our business.

Although we believe our intellectual property rights are valuable and strong, intellectual property rights are sometimes subject to invalidation or circumvention. For additional information, see the sections titled “Risk Factors — Risks Related to Our Business — Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.”

Employees and Human Capital Resources

As of February 28, 2021, we had 259 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Available Information

Our website address is www.metromile.com. We make available, free of charge through the Investor Relations portion of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K or any supplement are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

We have a history of net losses and could continue to incur substantial net losses in the future.

We have incurred recurring losses on an annual basis since our incorporation in 2011. We incurred net losses of $57.2 million and $120.1 million for the years ended December 31, 2019 and 2020, respectively. We had an accumulated deficit of $246.5 million and $366.6 million as of December 31, 2019 and 2020, respectively.

The principal driver of our losses to date is our insured losses paid associated with accidents and other insured events by our customers. Establishing adequate premium rates is necessary to generate sufficient revenue to offset losses, LAE and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. Such expenses may occur in the areas of telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of business not presently offered by Metromile. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed.

In addition, we will incur additional expenses to support our growth, and we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our credit facilities, under which we had approximately $63.3 million of gross borrowings outstanding as of December 31, 2020, a portion of which was paid in connection with the Closing of the Business Combination. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for our services and success of current or potential future competitors. As a result, we may not achieve or maintain profitability in future periods.

We may lose existing customers or fail to acquire new customers.

We believe that growth of our business and revenue depends upon our ability to continue to grow our business in the geographic markets that we currently serve by retaining our existing customers and adding new customers in our current as well as new geographic markets. Expanding into new geographic markets takes time, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while loss performance has improved over time as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business may also be adversely affected. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability.

While a key part of our business strategy is to retain and add customers in our existing markets and into our current product offerings, we also intend to expand our operations into new markets and new product offerings. In doing so, we may incur losses or otherwise fail to enter new markets or offer new products successfully. Our expansion into new markets and product offerings may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

There are many factors that could negatively affect our ability to grow our customer base, including if:

●	we lose customers to new market entrants and/or existing competitors;

●	we do not obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);

●	we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other current and emerging online sources for generating traffic to our website and our mobile app;

●	our digital platform experiences disruptions;

●	we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;

●	we fail to expand geographically;

●	we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in our industry;

●	customers have difficulty installing, updating or otherwise accessing our app or website on mobile devices or web browsers as a result of actions by us or third parties;

●	customers prefer less technological solutions or are unable or unwilling to adopt or embrace new technology;

●	the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods;

●	technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or

●	we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.

Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers, and could have a material adverse effect on our business, operating results and financial condition.

We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through financings or curtail our growth. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances were deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers submit biographical affidavits which may deter funds from investing in our company. Moreover, any debt financing, in addition to our outstanding credit facilities, that we secure in the future could subject us to restrictive covenants relating to our capital raising activities, our ability to make certain types of investments or payments, and other financial and operational matters, which may increase our difficulty to obtain additional capital or to pursue business opportunities, including new product offerings and potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, revenue, results of operations and financial condition may be materially harmed.

Further, we are restricted by covenants in our credit agreements. These covenants restrict, among other things, our ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds.

The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.

Our business has been and may continue to be impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place”, or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. Beginning in the second quarter of 2020, our business was favorably impacted by the SIPs as our customers drove less. While our premiums collected declined due to per-mile billing, we had a corresponding material decline in incurred losses. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requiring deferral of insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that the pandemic will cause an economic slowdown of potentially extended duration, as well as a global recession. This could result in an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. It is also possible that working from home or other remote work arrangements adopted during the SIPs become permanent on a widespread basis, thereby resulting in further reduction in premiums collected due to per-mile billing, or a permanent reduced need for auto insurance. Furthermore, due to COVID-19’s negative impact on driving, regulators in many states continue to mandate or request that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure due to the virus. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in several states in which we operate or into which we plan to expand placed a mandatory moratorium on non-pay cancellations and could revive, add to, extend, or expand the scope of such moratoriums, providing consumers grace periods ranging from 60 days to indefinite (based on the term of emergency orders) in duration, during which premium did not need to be paid in a timely fashion. These moratoriums resulted in an increase of premium write-offs from 1.9% for the year ending December 31, 2019 to 2.4% for the year ending December 31, 2020. Premium write-offs have been immaterial to date, but could be significant in the future. There were still several states with bulletins effective after December 31, 2020, and depending on the unpredictable nature of the pandemic and SIPs such moratoriums could be revived, added to, or extended. These mandates and similar regulations or suggestions could negatively impact our ability to charge or increase premiums to adequately cover our losses and could result in continued increased premium write-offs.

Though we continue to monitor the COVID-19 pandemic closely, due to the speed with which it continues to develop, the global breadth of its spread, the range of governmental and community reactions thereto and the unknown timing or effectiveness of any vaccine or treatment, there is considerable uncertainty around its duration and ultimate impact. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. In addition, if there is a future resurgence of COVID-19, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.

Our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive.

Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies as well as up-and-coming companies. Several of these established national insurance companies are larger than us and have significant competitive advantages, including better name recognition, strong financial ratings, greater resources, easier access to capital, and offer more types of insurance than we do, such as homeowners and renters, which are often bundled together to help attract and retain customers. Our business model and technology is also still nascent compared to the established business models of the well-established incumbents in the insurance market. In addition, the insurance industry consistently attracts well-capitalized new entrants to the market. Our future growth will depend in large part on our ability to grow our insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer customers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, we may in the future expand into new lines of business and offer additional products beyond automobile insurance, and as we do so, we could face intense competition from traditional insurance companies that are already established in such markets. These new insurance products could take months to be approved by regulatory authorities or may not be approved at all. We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition.

We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business could be harmed.

We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against a protected class of people, regulators could move to prohibit or restrict our collection or use of this data. In addition, if legislation were to restrict our ability to collect driving behavior data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings.

Due to Proposition 103 in California, our largest market, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This could hinder our ability to accurately assess the risks that we underwrite in other states if they were to pass similar laws or regulations. In three other states where we currently operate, we do not use behavioral telematics data because it is either permitted, but we opted out given uncertainty regarding the impact such data would have on pricing or it is voluntary (meaning the policyholder has to opt in). As we aim to be a fully national provider of insurance across 49 states and the District of Columbia by 2022, we will need to comply with the rules and regulations of each market. At this time, we do not know which of our target markets prohibit, permit with conditions, or fully permit the use of behavioral telematics to set premiums, and if permitted, if this will be of benefit to us in pricing. While we are currently in discussions with regulators to allow the use of telematics to a greater extent to underwrite and price insurance policies, we cannot predict the outcome of these discussions, and there can be no assurance that state regulators will revise regulations accordingly, if at all, nor that current permissive states will further restrict the use of such data.

Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. The Alliance of Automobile Manufacturers and Global Automakers established their Consumer Privacy Protection Principles to provide member automobile manufacturers with a framework with which to consider privacy and build privacy into their products and services while the National Automobile Dealers Association has partnered with the Future of Privacy Forum to produce consumer education guidelines that explain the kinds of information that may be collected by consumers’ cars, the guidelines that govern how it is collected and used, and the options consumers may have to protect their vehicle data. The Global Alliance for Vehicle Data Access is another organization that was formed to advocate for driver ownership of all vehicle data, particularly for insurance underwriting purposes. If federal or state legislators were to pass laws limiting our ability to collect driver data, such legislation could have a material adverse effect on our business, financial condition or results of operations.

Some state regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.

In addition, the National Association of Insurance Commissioners, or NAIC, announced on July 23, 2020 the formation of a new Race and Insurance Special Committee, or the Special Committee. The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that we currently use or plan to use in the future to underwrite insurance could negatively impact our business.

Regulators may also require us to disclose the external data we use, algorithms and/or predictive matters prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.

Additionally, existing laws, such as the California Consumer Privacy Act, or the CCPA, future and recently adopted laws, such as the California Privacy Rights Act, or the CRPA, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.

We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationship with them deteriorates or terminates, or due to other factors beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.

Our success depends on our ability to attract consumers to our website and our mobile app and convert them into customers in a rapid and cost-effective manner. We depend in large part on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and our mobile app, which are material sources for new consumers.

With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise if we are required to pay a higher price for such listings or if the alternatives we find are more expensive, or we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, results of operations and financial condition. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites, as a result of which we might attract fewer new customers.

Our ability to maintain or increase the number of consumers who purchase our products after being directed to our website or our mobile app from other digital platforms depends on many factors that are not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile app, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer.

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data, or DASHBOARD, Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance law and regulations.

The marketing of our insurance products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital app stores, in particular, those operated by Google and Apple. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially. Furthermore, because many of our customers access our insurance products through a mobile app, we depend on the Apple App Store and the Google Play Store to distribute our mobile app.

Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it, and market our products.

We are subject to the terms of service and policies governing the operating system platforms on which our mobile app runs and the application stores through which we distribute our mobile app, such as those operated by Apple and Google. These terms of service and policies govern the distribution, operation and promotion of applications on such platforms and stores. These platforms and stores have broad discretion to change and interpret their terms of service and policies in a manner that may adversely affect our business. For example, an operating system platform or application store may increase fees associated with access to it, restrict the collection of data through mobile apps that run on those platforms, restrict how that data is used and shared, and limit how mobile app publishers advertise online.

We rely on telematics to collect data points from an OBD-II device in customers’ vehicles. This data is used to accurately bill the miles they have driven, evaluate pricing and underwriting risks, manage claims and customer support, and improve business processes. Limitations on our ability to collect, use or share telematics and other data derived from the OBD-II device, as well as new technologies that block our ability to collect, use or share such data, could significantly diminish the value of our platform and have an adverse effect on our ability to generate revenue. Limitations or blockages on our ability to collect, use or share data derived from use of our mobile app may also restrict our ability to analyze such data to facilitate our product improvement, research and development and advertising activities. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our business.

If we were to violate, or be perceived to have violated, the terms of service or policies of an operating system platform or application store, the provider may limit or block our access to it. It is possible that an operating system platform or application store might limit, eliminate or otherwise interfere with the distribution of our mobile app, the features we provide and the manner in which we market our mobile app, or give preferential treatment on their platforms or stores to a competitor. To the extent either or both of them do so, our business, results of operations and financial condition could be adversely affected.

Furthermore, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store ratings. This rating, however, may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews of some of the companies we benchmark against, and thus our number of positive reviews may not be as meaningful.

Our expansion within the United States will subject us to additional costs and risks, and our plans may not be successful.

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We are currently licensed in the District of Columbia and 49 states of the United States and operate in eight of those states. We plan to have a presence in almost all states by 2022 but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states. As we seek to expand in the United States, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:

●	barriers to obtaining the required government approvals, licenses or other authorizations;

●	failures in identifying and entering into joint ventures with strategic partners, both domestically and internationally, or entering into joint ventures that do not produce the desired results;

●	challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax, claims handling, and local regulatory restrictions;

●	difficulty in recruiting and retaining licensed, talented and capable employees;

●	competition from local incumbents that already own market share, better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;

●	differing demand dynamics, which may make our product offerings less successful; or

●	currency exchange restrictions or costs and exchange rate fluctuations, or significant increases to import tariffs.

Expansion into new markets in the United States will also require additional investments by us both in marketing and with respect to securing applicable regulatory approvals. These incremental costs may result from hiring additional personnel, from engaging third-party service providers and from incurring other research and development costs. If we invest substantial time and resources to expand our operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected.

If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.

Our technology platform may not operate properly or as we expect it to operate.

We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, its continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select our customers, bill our customers, price insurance products or incorrectly pay or deny insurance claims made by our customers. These errors could result in inadequate insurance premiums paid relative to claims made, resulting in increased financial losses. These errors could also cause customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies from us. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.

We depend on third-party technology providers to support our telematics data acquisition.

We utilize telematics technology to gather data that we use to underwrite insurance policies, bill customers, and manage claims and customer service. Our telematics hardware is designed and manufactured and telematics data services are provided to us by third parties. These companies may fail to provide us accurate or complete data due to technical or operating failures, their hardware may have errors that inaccurately collect or represent driver behavior, car location, or other sensor data, or they may go stop offering their services to us. If we are delivered inaccurate or no data due to these failures, we may overpay claims, underbill customers, or create customer dissatisfaction that causes customers to cancel their insurance policies with us. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.

Regulatory changes may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.

Our future success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing laws, their interpretation or implementation, or new laws could impede our use of this technology, or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, and financial condition. For example, the November 2020 ballot measure in California, which was formally adopted, will enact the CPRA, which mandates issuance of regulations providing California residents with the right to information about the logic of certain algorithmic decisions about them and the right to opt-out of such decisions. Such regulations, and similar laws that could be enacted in other states, could require disclosure of our proprietary technology, limit the effectiveness of our products and reduce demand for them.

Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.

Many of our competitors have brands that are well-recognized. As a relatively new entrant into the insurance market, we have spent, and expect that we will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.

We may not continue to grow at historical rates or achieve or maintain profitability in the future.

Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. As we grow our business, we expect our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. We have incurred net losses on an annual basis since our inception, and may incur significant losses in the future for a number of reasons, including insufficient growth in the number of customers, a failure to retain our existing customers, and increasing competition, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, as a result of which we may not be able to achieve or maintain profitability.

We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.

Our performance largely depends on the talents and efforts of highly-skilled and experienced individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our equity incentives and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.

We depend on our senior management, including Dan Preston, our Chief Executive Officer, and Paw Andersen, our Chief Technology Officer, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of the COVID-19 pandemic, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.

New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.

State and federal lawmakers, insurance regulators, and advisory groups such as the NAIC are focusing upon the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.

Severe weather events and other catastrophes, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.

Our business may be exposed to catastrophic events such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, as well as non-natural events such as explosions, riots, terrorism, or war, which could cause operating results to vary significantly from one period to the next. We may incur catastrophe losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) current reinsurance coverage limits, or (4) loss estimates from external tornado, hail, hurricane and earthquake models at various levels of probability. In addition, we are subject to customer insurance claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of customer insurance claims when severe weather conditions occur.

The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Given our current state mix and performance of our book, we do not currently carry event reinsurance coverage for severe weather events. In addition, reinsurance placed in the market also carries some counterparty credit risk.

Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, eruptions of volcanoes, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of insurance, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.

Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, brand and prospects.

Under the terms of our policies, we are required to accurately and timely evaluate and pay claims. Our ability to do so depends on a number of factors, including the efficacy of our claims processing, the training and experience of our claims adjusters, including our third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

We believe that the speed at which our technology-based claims processing platform allows us to process and pay claims is a differentiating factor for our business relative to our competitors, and an increase in the average time to process claims could lead to customer dissatisfaction and undermine our reputation and position in the insurance marketplace. If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our operating margins. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, brand and prospects.

Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition.

Our business may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in claim frequency may result from changes in mix of business, miles driven, distracted driving, macroeconomic or other factors. A significant increase in claim frequency could have an adverse effect on our results of operations and financial condition.

Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. While actuarial models for pricing and reserving typically include an expected level of inflation, unanticipated increases in claim severity can arise from events that are inherently difficult to predict. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.

We are required to have sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. The NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. It identifies insurers that may be inadequately capitalized by looking at certain risk factors, including asset risk, credit risk and underwriting risk with respect to the insurer’s business in order to determine an insurer’s authorized control level risk-based capital. An insurer’s risk-based capital ratio measures the relationship between its total adjusted capital and its authorized control level risk-based capital.

Insurers with a ratio falling below certain calculated thresholds may be subject to varying degrees of regulatory action, including heightened supervision, examination, rehabilitation or liquidation. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. Lower percentages trigger increasingly severe regulatory responses. In the event of a mandatory control level event (triggered when an insurer’s total adjusted capital falls below 70% of its authorized control level risk-based capital), an insurer’s primary regulator is required to take steps to place the insurer into receivership. As part of its regulatory review and approval of this transaction, the Delaware DOI required us to enter into a Capital Maintenance Agreement, or the CMA. The CMA requires us, if the transaction closes, to ensure that the regulated insurance subsidiary, Metromile Insurance Company, will have and maintain total adjusted capital in an amount equal to at least 300% of the insurance company’s authorized control level risk based capital from the close of the transaction until a date to be determined by the regulator in mid-2025. Being required to maintain capital levels above the statutory requirement could put constraints on our ability to deploy capital to which our competitors are not subject.

In addition, the NAIC Insurance Regulatory Information System, or the IRIS, is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the IRIS for any number of reasons, it could subject us to heightened regulatory scrutiny or measures, or create investor uncertainty around the stability of our financial condition, which could harm our business.

Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner’s Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by many states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures, or create uncertainty around the stability of our financial condition, which could harm our business.

As a relatively new entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the levels required by law and/or the Delaware Department of Insurance as described above could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.

Security incidents, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.

Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app shutdowns.

Operating our business and products involves the collection, storage, use and transmission of sensitive, proprietary and confidential information, including personal information, pertaining to our current, prospective and past customers, staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. For example, attempts to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems and the information in them have increased and could be successful. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents have in the past resulted in unauthorized access to certain personal information, and may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time.

We rely on third-party service providers to provide critical services that help us deliver our solutions and operate our business. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

A security breach or other security incident of our systems, data, website or app has occurred in the past, and may occur in the future. For example, in January 2021, we discovered a security incident related to our online pre-filled quote form and application process, which resulted in unknown person(s) accessing personal information of certain individuals, including individuals’ driver’s license numbers. An actual security breach or incident, a material vulnerability, or the perception that one has occurred or exists, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident, and prevent recurrence and comply with any breach notification obligations; and subject us to litigation (including class actions), regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations.

Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.

We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.

If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.

Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation. In addition, failure to monitor and detect fraud and otherwise comply with state Special Investigation Unit requirements can result in regulatory fines or penalties.

We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

In the United States, insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California recently enacted the CCPA, which became effective January 1, 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act, or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

In addition, California voters approved the November 2020 ballot measure which will enact the CPRA, substantially expanding the requirements of the CCPA. As of January 1, 2023, the CPRA will give consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring private lawsuits; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, CPRA and other similar state or federal laws are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.

In addition to privacy and data security requirements under applicable laws, we are subject to the Payment Card Industry Data Security Standard, or PCI DSS, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processors fail to comply with the PCI DSS, we may incur significant fines or liability and lose access to major payment card systems. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.

If we expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679, or GDPR, and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data.

Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business.

We rely on our mobile application to execute our business strategy. Government regulation of the internet and the use of mobile applications in particular is evolving, and unfavorable changes could seriously harm our business.

We rely on our mobile application to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services, and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets, trademarks, copyrights, patents, and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, patent, and trade secret laws, to protect our brand and other intellectual property rights. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective in all cases. For example, governmental entities that grant intellectual property rights may deny our applications for such rights despite our best efforts. Additionally, granted intellectual property rights are subject to challenge. Successful challenges may result in such rights being narrowed in scope or declared invalid or unenforceable. Despite our efforts to obtain and protect broad intellectual property rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business, and unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. Competitors or other third parties may also attempt to circumvent or design around our intellectual property rights.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. In some cases, these agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose a competitive advantage resulting from this intellectual property. However, our employees, independent contractors or other third parties with whom we do business may nonetheless use intellectual property owned by others in their work for us, and disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations and competitive position.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims or otherwise limit the scope of such intellectual property. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing our intellectual property rights. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. Because obtaining patent protection requires disclosing our inventions to the public, such disclosure may facilitate our competitors developing improvements to our innovations. Given this risk, we may sometimes choose not to seek patent protection for certain innovations and instead rely on trade secret protection. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We currently hold various domain names relating to our brand, including Metromile.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. For example, infringement of patent rights related to internal software processes may be difficult to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or asserting that we infringe third-party intellectual property rights. The unauthorized copying or use of our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any failure to protect our intellectual property could adversely impact our business, results of operations and financial condition. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and anticipate continuing to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development teams for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

Claims by others that we infringe or have infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available, or if available, may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.

We may be subject to compliance obligations arising from medical information privacy regulations.

By processing certain personal injury data on behalf of our clients, we may be subject to compliance obligations under privacy and data security-related laws specific to the protection of healthcare or medical information. Although we may be subject to the Health Insurance Portability and Accountability Act, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and comparable state laws, we do not have a process in place to assess or align our privacy and security practices specifically against requirements for protecting medical information.

We may be unable to prevent or address the misappropriation of our data.

From time to time, third parties may misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or mobile apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. If we become aware of such websites or mobile apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or mobile apps operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.

Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing depends on our ability to adequately assess risks, estimate losses and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We also utilize the data that we gather through our interactions with our customers, as evaluated and curated by our technology-based pricing platform.

Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise premiums. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to fewer customers and lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:

●	collect and properly analyze a substantial volume of data from our customers;

●	develop, test and apply appropriate actuarial projections and rating formulas;

●	review and evaluate competitive product offerings and pricing dynamics;

●	closely monitor and timely recognize changes in trends; and

●	project both frequency and severity of our customers’ losses with reasonable accuracy; and

●	in many states obtain regulatory approval for these processes and the resulting rates.

There are no assurances that we will have success in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including:

●	insufficient or unreliable data;

●	incorrect or incomplete analysis of available data;

●	uncertainties generally inherent in estimates and assumptions;

●	our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;

●	incorrect or incomplete analysis of the competitive environment;

●	regulatory constraints on rate increases or the use of certain types of data; and

●	our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses, as well as unanticipated court decisions, legislation or regulatory action.

To address the potential inadequacy of our current business model, we may be compelled to increase the amount allocated to cover policy claims, increase premium rates or adopt tighter underwriting standards, any of which may result in a decline in new business and renewals and, as a result, could have a material adverse effect on our business, results of operations and financial condition.

Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new products.

Because our products are highly technical and require rigorous testing and regulatory approvals, development cycles can be complex. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.

Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we are subject to allegations, and may be party to litigation and legal proceedings relating to our business operations. Litigation and other proceedings may include complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. We expect that as our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively.

As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had gross federal income tax net operating losses, or NOLs, of approximately $279 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. Of our NOLs, $142 million of losses will begin to expire in 2031 through 2040 and $137 million of losses can be carried forward indefinitely.

We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, with certain exceptions, including for insurance companies that are not life insurance companies, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017, with an exception for insurance companies that are not life insurance companies, can be carried forward indefinitely. For federal NOLs for insurance companies that are not life insurance companies subject to taxation under Part 2 of subchapter L of the Code, NOLs may be carried forward for 20 taxable years regardless of when they arise. The income of insurance companies that are not life insurance companies is generally not subject to a percentage limitation for offset by group NOLs. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

Our enterprise software business unit has limited operating history, which makes it difficult to forecast operating results from the business unit, and we may not achieve the expected operating results in the future.

We established the enterprise software business unit in 2018 and signed its first customer the same year. Since then, we have seen a growth in revenue and deployments. However, as a result of its limited operating history, our ability to forecast future operating results from this business unit, including revenues, cash flows and profitability, is limited and subject to many uncertainties. The historical revenue growth in this business unit should not be considered indicative of its future performance.

Furthermore, the enterprise business unit’s revenue and customer growth could slow or decline for a number of reasons, including slowing demand for its products, increased competition, changes to technology, a decrease in growth in the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Moreover, we have encountered and will continue to encounter a number of risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our market, or if we do not address these risks successfully, the enterprise business unit’s operating and financial results could differ materially from our expectations and this business unit could suffer.

Our enterprise software business has relied on, and is expected to continue to rely on, orders from a relatively small number of customers for a substantial portion of our revenue, and the loss of any of these customers would significantly harm our operating and financial results

Our revenue is dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental, social, and geo-political conditions. We currently charge customers a license fee for our enterprise software that is proportional to the size of their business. This means we can expect to make more revenue from one large-sized customer (as measured by the size of the customer’s business) than from several small-sized customers (as measured by the size of their business). We currently rely on and expect to continue to rely on a relatively small number of large-sized customers to account for a majority of our revenue. As a result, if we fail to successfully sell our products and services to one or more of these large-sized customers in any particular period or fail to identify additional potential large-sized customers, or such customers purchase fewer of our products or services, defer or cancel purchase orders for any reason, fail to renew their license or subscription agreements or otherwise terminate their relationship with us for any reason, the results of operations and financial condition of the enterprise business unit would be significantly harmed.

Our Metromile Enterprise business may cost more to operate than anticipated.

Metromile Enterprise has historically generated more cash than operating expenses due to prepaid revenue and service fees associated with signed deployments. As customer deployments increase, customers request new features, and upgrades and investments are required, we may need to accelerate our spend meaningfully and this could adversely impact our operating income.

The market in which the enterprise software business operates is highly competitive, and if we do not compete effectively, our business, our financial condition, and results of operations could be harmed

The market in which our enterprise software business operates is rapidly evolving and highly competitive. As it continues to mature and evolve, existing competitors will continue to introduce new, innovative products, and new competitors will continue to enter, thereby further intensifying competition.

We face competition from a number of sources:

●	Large, well-established, P&C software providers that have been selling into the P&C industry for quite some time seeking to introduce new features or launch product(s) that mimic the functionality of some of our product(s);

●	Large, well-established, custom software development and professional services companies offering bespoke software that competes with some or all of our enterprise software products; and

●	New or emerging entrants seeking to develop competing technology products.

We compete based on a number of factors, including innovativeness of our products, demonstrable breadth of use cases, maturity of software, speed of deployment, total cost of ownership of our products, customer service and support, brand recognition of the core Metromile business and ease of implementation. Some of our competitors have substantially greater customer relationships, and financial, technical and other resources than we do, and may be able to respond more effectively than us to new opportunities, technologies and customer needs. As a result, competition may negatively impact our ability to attract new customers or retain existing ones, or put downward pressure on our prices, any of which could materially harm our business, results of operations and financial condition.

Our enterprise software products expose us to liability associated with customer contracts and the use of their customers data.

Metromile Enterprise is a cloud-based subscription software solution provided to global P&C insurers. Through the deployment of this service, insurers may share or provide Metromile with customer data or aggregated data that reveals personally identifying information about the insurers’ customers. This data exposes us to material liability if it is publicly disclosed, copied, or used in an inadvertent way that violates the terms of our contract with our enterprise business unit’s customers, or their terms of service with their customers, or state or national laws.

We may become subject to intellectual property disputes or other claims of infringement, which are costly and may subject us to significant liability and increased costs of doing business.

We compete in a market where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. From time to time, third parties holding such intellectual property rights, including leading companies, competitors, patent holding companies and/or non-practicing entities, may assert patent, copyright, trademark or other intellectual property claims against us.

Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. We cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights.

Any intellectual property litigation to which we become a party may require us to do one or more of the following:

●	cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;

●	make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;

●	obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or

●	redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Any of these events or any adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our future operating profit gains are expected to arise from the growth in our enterprise software revenue, which may not be realized.

Our Metromile Enterprise business is a new and growing business. While we have several new customer deployments active or underway, there is no guarantee that these deployments will materially increase revenue if customers cancel their contracts, reduce their desired level of services, or new customers do not sign up for the services. Any of which could significantly harm our business, operating results and financial condition.

Risks Related to Our Business Model and Industry

The insurance business, including the market for automobile, renters’ and homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims and premium defaults, and an uptick in the frequency of falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and financial condition.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under one or more policies issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiary, Metromile Insurance Company, obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. We are also subject to the risk that under applicable insurance laws and regulations we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available, as such availability depends in part on factors outside of our control. A new contract may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from weather and seismic events (like hurricanes or earthquakes) or terrorist attacks or an increase in capital and surplus requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance underwritings, or develop or seek other alternatives.

The unavailability of acceptable reinsurance protection would have a materially adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than anticipated rates for reinsurance coverage, which could have a material adverse effect upon our profitability unless policy premium rates could also be raised, in most cases subject to approval by state regulators, to offset this additional cost.

Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

We are subject to extensive laws by the individual state insurance departments in the states in which we transact business. These laws are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, delays in implementing desired rate increases or business operations, and additional limits on our ability to grow or to achieve targeted profitability. Laws to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:

●	prior approval of transactions resulting in a change of control;

●	approval of policy forms and premiums;

●	approval of intercompany service agreements;

●	statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain pursuant to applicable laws and the CMA entered into as required by the Delaware Department of Insurance described above;

●	establishing minimum reserves that insurance carriers must hold to pay projected insurance claims;

●	required participation by our regulated insurance subsidiary in state guaranty funds;

●	restrictions on the type and concentration of our regulated insurance subsidiary’s investments;

●	restrictions on the advertising and marketing of insurance;

●	restrictions on the adjustment and settlement of insurance claims;

●	restrictions on the use of rebates to induce a policyholder to purchase insurance;

●	restrictions on the sale, solicitation and negotiation of insurance;

●	restrictions on the sharing of insurance commissions and payment of referral fees;

●	prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;

●	restrictions on our ability to use telematics to underwrite and price insurance policies, such as in California, our largest market, and other states in which we operate or may operate in the future;

●	restrictions on the ability of our regulated insurance subsidiary to pay dividends to us or enter into certain related party transactions without prior regulatory approval;

●	rules requiring the maintenance of statutory deposits for the benefit of policyholders;

●	privacy regulation and data security;

●	state-mandated premium rebates, refunds, or reductions as a result of potentially lower risk exposure due to the COVID-19 pandemic and related emergency orders;

●	regulation of corporate governance and risk management; and

●	periodic examinations of operations, finances, market conduct and claims practices; and required periodic financial reporting.

To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. Most states have also adopted legislation prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance as well as unfair claims practices. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and possibly private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents as well as, in certain states, insurers and third-party administrators.

Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid rate of growth, we are vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, with respect to our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.

In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than the holders of securities that we issue. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. We recently became aware that we likely failed to comply with certain notice period timeliness requirements when cancelling a number of policies for nonpayment, as a result of which we could be liable for claims made under those policies. We are currently working to determine the exact extent to which cancellations were affected, and currently cannot predict with any certainty what impact, if any, these non-cancellations may have on our business, results of operations and financial condition, although this impact could be material. Failure to comply with other state insurance laws and regulations in the future could also have a material adverse effect on our business, operating results and financial condition.

Additionally, the federal government could pass a law expanding its authority to regulate the insurance industry, expanding federal regulation over our business to our detriment. These laws and regulations may limit our ability to grow, to raise additional capital or to improve the profitability of our business.

Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in that state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to the seizure of assets. Any such events could adversely affect our business, results of operations or financial condition.

A regulatory environment that requires rate increases to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.

From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. In particular due to the COVID-19 pandemic, state regulators and legislators are under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.

In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to discontinue writing some or all of its business or to withdraw from one or more lines of insurance, except pursuant to a plan that is approved by the state insurance department. Additionally, as addressed above, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.

State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.

In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations, or the NAIC Amendments. The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report in one or more states. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states have already done so.

In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, or the ORSA Model Act. The ORSA Model Act, as adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report, or ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. We cannot predict the impact, if any, that any other regulatory requirements may have on our business, financial condition or results of operations.

There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC is currently working to develop a group capital calculation framework that regulators may use for informational purposes. As envisioned, the framework is intended to complement the current holding company analytics framework by providing additional information to the lead state regulator for use in assessing group risks and capital adequacy. The NAIC has not promulgated a model law or regulation on this subject.

The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. The New York Department of Financial Services has promulgated its own Cybersecurity Requirements for Financial Services Companies that is not based upon the Insurance Data Security Model Law and requires insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. In addition, some jurisdictions, such as California, Massachusetts, and Nevada have enacted more generalized data security laws that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.

We rely on technology and intellectual property from third parties for pricing and underwriting our insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.

We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in harm to our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all.

Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms or prices. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.

We are subject to payment processing risk.

We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor refuses to provide these services to us and we are unable to find a suitable replacement on a timely basis or at all. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

Our success depends upon the insurance industry continuing to move online at its current pace and the continued growth and acceptance of online and mobile app-based products and services as effective alternatives to traditional offline products and services.

We provide automobile insurance products through our website and our online and mobile apps that compete with traditional offline counterparts. We do not offer insurance through traditional, offline brokers or agents. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.

Purchasers of insurance may develop the perception that purchasing insurance products online or through a mobile app is not as effective as purchasing such products through a broker or other traditional offline methods, and the insurance market may not migrate online as quickly as (or at the levels that) we expect. Moreover, if, for any reason, an unfavorable perception develops that telematics, mobile engagement, a technology-based platform and/or bots are less efficacious than traditional offline methods of purchasing insurance, underwriting, and claims processing, or if it is perceived that our processes lead to unfair outcomes, our business, results of operations and financial condition could be adversely affected.

Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.

Our financial condition and results of operations depend on our ability to accurately price risk and assess potential losses and loss adjustment expenses under the terms of the policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater than or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate since we may underestimate the cost of claims and claims administration.

We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends and legislative and regulatory changes. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.

Recorded claim reserves, including case reserves and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms, industry payment and reporting patterns, and changes in claim reporting and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.

Because reserves are estimates of the unpaid portion of losses and expenses for events that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and reinsurance recoverables are re-estimated.

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Investment Committee of our Board of Directors. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.

Our primary market risk exposures are to changes in interest rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC as it relates to the portfolio of Metromile Insurance Company. The maximum percentage and types of securities we may invest in are subject to the insurance laws regulations, which may change. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of such investments.

Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend, or at all. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California, could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under the insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

Risks Related to Ownership of Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

At the Closing, our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 15% of the outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained.

We will incur significant costs and obligations as a result of being a public company.

As a privately held company, Legacy Metromile was not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company until September 8, 2025 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

As Legacy Metromile was a privately held company, it was not required to adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common stock on Nasdaq.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under our 2021 Equity Incentive Plan, or the 2021 Plan without stockholder approval in a number of circumstances.

Our issuance of additional common stock or other equity securities could have one or more of the following effects:

●	our existing stockholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our common stock may decline.

If our performance does not meet market expectations, the price of our securities may decline.

If our performance does not meet market expectations, the price of our common stock may decline from the price of our common stock prior to the Closing. The trading price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock and our common stock may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of our common stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet market expectations in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the insurance industry and market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	changes in laws and regulations affecting our business;

●	changes in the interpretation or enforcement of statutes and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any significant change in our board or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for companies in the insurance industry or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There is no guarantee that the public warrants may ever be in the money, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, they may expire worthless.

The terms of our Warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants (excluding any Placement Warrants held by the Sponsor, Cantor Fitzgerald & Co., or Cantor, or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per Warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise its Warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its Warrants at the then-current market price when it might otherwise wish to hold its Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, will be substantially less than the market value of its Warrants.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

Commencing with our annual report for the year ending December 31, 2021, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Metromile as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our common stock.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following September 8, 2025, the fifth anniversary of INSU’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, our stock price would likely be less than that which would obtain if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover us, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law: (a) any derivative claim or cause of action brought on our behalf; (b) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (c) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, or the DGCL, our certificate of incorporation or our bylaws; (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (e) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provision will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Changes in law or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to operate.

Risks Related to the Business Combination

We have incurred significant transaction and transition costs in connection with the Business Combination.

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We may also incur additional costs to retain key employees. Certain expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby (including the Business Combination) have been or will be paid by us. Our transaction expenses as a result of the Business Combination are currently estimated at approximately $38.0 million. The amount of the deferred underwriting commissions was not adjusted for any shares that were redeemed in connection with the Business Combination.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although INSU conducted due diligence on Metromile in connection with the Business Combination, this diligence may not have surfaced all material issues present in Metromile’s business. Moreover, factors outside of Metromile’s business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

If the Business Combination’s benefits do not meet the expectations of investors or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for Metromile’s stock and trading in the shares of our securities was not active. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us following the Business Combination;

●	changes in our capital structure following the Business Combination, such as future issuances of securities or the incurrence of additional debt;

●	the volume of securities available for public sale;

●	any major change in our board of directors, or the Board, or management;

●	sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;

●	the realization of any of the other risks described herein;

●	additions or departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

General Risks

Future acquisitions or investments could disrupt our business and harm our financial condition.

In the future we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. There is no assurance that such acquisitions or investments will perform as expected or will be successfully integrated into our business or generate substantial revenue, and we may overestimate cash flow, underestimate costs or fail to understand the risks of or related to any investment or acquired business. The process of acquiring a business, product or technology can also cause us to incur various expenses and create unforeseen operating difficulties, expenditures and other challenges, whether or not those acquisitions are consummated, such as:

●	intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;

●	inadequacy of reserves for losses and loss adjustment expenses;

●	failure or material delay in closing a transaction, including as a result of regulatory review and approvals;

●	regulatory conditions attached to the approval of the acquisition and other regulatory hurdles;

●	a need for additional capital that was not anticipated at the time of the acquisition;

●	anticipated benefits not materializing or being lower than anticipated;

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

●	transition of the acquired company’s customers;

●	difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;

●	retention of employees or business partners of an acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

●	coordination of product development and sales and marketing functions;

●	theft of our trade secrets or confidential information that we share with potential acquisition candidates;

●	risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business;

●	adverse market reaction to an acquisition;

●	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could seriously harm our business.

We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risks described in these Risk Factors, and elsewhere in this registration statement, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to attract new customers and retain existing customers, including in a cost-effective manner;

●	our ability to accurately forecast revenue and losses and appropriately plan our expenses;

●	our ability to develop and offer new products, including in a cost-effective manner;

●	the effects of changes in search engine placement and prominence;

●	the effects of increased competition on our business;

●	our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;

●	our ability to protect our existing intellectual property and to create new intellectual property;

●	our ability to maintain an adequate rate of growth and effectively manage that growth;

●	our ability to keep pace with technology changes in the insurance, mobile and automobile industries;

●	the success of our sales and marketing efforts;

●	costs associated with defending claims, including accident and coverage claims, intellectual property infringement claims, misclassifications and related judgments or settlements;

●	the impact of, and changes in, governmental or other regulation affecting our business;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to choose and effectively manage third-party service providers;

●	our ability to identify and engage in joint ventures and strategic partnerships, both domestically and internationally;

●	the effects of natural or man-made catastrophic events;

●	the effectiveness of our internal controls; and

●	changes in our tax rates or exposure to additional tax liabilities.

New or changing technologies, including those impacting personal transportation, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.

If we fail to anticipate the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing, or vehicles with built-in telematics features. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the automobile insurance market, causing our business to decline. Since auto insurance constitutes substantially all of our current business, we are more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

A significant portion of our total outstanding shares of our common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. We have filed a registration statement to register for resale the shares issued in the private placement that closed concurrent with the Business Combination, and certain other holders pursuant to a registration rights agreement. See “Item 13. Certain Relationships and Related Party Transactions and Director Independence” for a discussion of this transaction and the registration rights agreement. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock and public warrants.

To the extent our warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by certain selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Francisco, CA, and consist of 26,164 square feet under a lease agreement that expires in April 2030. We maintain additional offices in Tempe, Arizona and Boston, Massachusetts. We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities, some of which, to date, have related to fraudulent insurance claims made against us. We are not presently a party to any extra contractual or non-claim related litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units sold in our IPO, which were comprised of one share of Class A common stock and one-third of one warrant began trading on Nasdaq under the symbol “INAQU” on September 8, 2020. Upon closing of the Business Combination, any units that had not already separated were separated into their component parts and ceased trading.

From September 8, 2020 through the completion of the Business Combination, our Class A common stock and warrants were quoted under the symbols “INAQ” and “INAQW,” respectively. Following closing of the Business Combination, we reclassified our Class A common stock as common stock.

Our common stock is currently quoted on Nasdaq under the symbol “MILE” and our warrants are currently quoted on Nasdaq under the symbol “MILEW”.

Each whole public warrant entitles the holder to purchase of one share of our common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated August 28, 2020 related to the IPO. Public warrants may only be exercised for a whole number of shares of our common stock and will become exercisable on September 8, 2021, which is the later of 30 days after the completion of our Business Combination or 12 months from the IPO closing date. The public warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation.

Holders

As of March 25, 2021, there were approximately 312 holders of record of our shares of common stock and approximately one holder of record of our public warrants. Because many of the shares of our common stock and public warrants are held by brokers and other institutions on behalf of other persons, we are unable to estimate the total number of stockholders or warrant holders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, INSU had no securities authorized for issuance under equity compensation plans. For information regarding Metromile’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Prior to the closing of our IPO, we completed the private sale of an aggregate of 6,666,666 private placement warrants to Insurance Acquisition Sponsor II, LLC, a Delaware limited liability company and Dioptra Advisors II, LLC, a Delaware limited liability company (the manager of each entity being Cohen & Company, LLC, a Delaware limited liability company, referred to collectively as our Sponsor) at a price of $1.50 per private placement warrant, generating total proceeds, before expenses, of $10,000,000. The private placement warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the IPO, except that the private placement warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. If the private placement warrants are held by holders other than our Sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants.

Information about additional unregistered sales of our equity securities in connection with the Business Combination is set forth under Items 2.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on February 11, 2021.

The sales of the above securities were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering without any form of general solicitation or general advertising.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of INSU should be read in conjunction with INSU’s audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Recent Developments

Metromile Business Combination

As of December 31, 2020, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On February 9, 2021, we consummated the previously announced Business Combination and, as a result thereof, we now own 100% of the outstanding common stock of Legacy Metromile and each share of Legacy Metromile common stock was converted into and exchanged for either (a) cash and shares of our common stock or (b) shares of our common stock, if no cash was elected, in each case as provided in the Merger Agreement. As a result of the consummation of the Business Combination, we paid an aggregate of $32 million in cash, and issued an aggregate of 83,012,000 shares of our common stock to the Legacy Metromile securityholders. We have also agreed to issue up to 10 million additional shares of our common stock if the closing share price of is greater than $15.00 over any 20 trading days within any 30 trading day period at any time during the 24 months following the closing.

As a result of the closing of the Business Combination, we acquired 100% of the stock of Legacy Metromile and its subsidiaries and the Legacy Metromile Stockholders hold a majority of the voting power of our company, Legacy Metromile’s senior management comprise substantially all of our senior management, and Legacy Metromile’s operations now comprise our ongoing operations. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Legacy Metromile issued stock for the net assets of INSU and Legacy Metromile’s financial statements became our financial statements. Additional information regarding the Business Combination and related transactions is set forth in our Current Report on Form 8-K and Amendment No. 1 to Form 8-K, each filed with the SEC on February 11, 2020.

The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of INSU. Legacy Metromile’s audited consolidated financial statements for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as updated combined pro forma financial information as of December 31, 2020 is included into Amendment No. 2 to our Current Report on Form 8-K, initially filed on February 11, 2021, and which is being filed substantially concurrently with this Annual Report on Form 10-K.

Results of Operations

Upon the consummation of our IPO on September 8, 2020, we deposited $230,000,000 of the net proceeds of our IPO and concurrent private placement in a trust account. Funds in the trust account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, and that invest only in in direct U.S. government obligations. Following our IPO and prior to the Business Combination, we generated non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the year ended December 31, 2020, we had a net loss of $571,093, which consisted of operating costs of $578,277, offset by interest income on marketable securities held in the trust account of $7,184.

For the year ended December 31, 2019, we had a net loss of $976, which consisted of operating costs.

For the period from October 11, 2018 (inception) through December 31, 2018, we had a net loss of $148, which consisted of formation costs.

Liquidity and Capital Resources

Until the consummation of our IPO on September 8, 2020, our only source of liquidity was the sale of 1,000 shares of INSU Class B common stock to our sponsor and certain of our initial stockholders for an aggregate purchase price of $25,000 in July 2020, and monies loaned to us by an affiliate of our Sponsor to fund organizational costs and expenses in connection with our IPO.

On September 8, 2020, we consummated the IPO of 23,000,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 540,000 units to our Sponsor and Cantor Fitzgerald & Co., or Cantor, at a price of $10.00 per unit, generating gross proceeds of $5,400,000.

Following our IPO and the sale of the additional units to Cantor and our Sponsor, a total of $230,000,000 was placed in the trust account and we had $963,727 of cash held outside of the trust account, after payment of costs related to our IPO, and available for working capital purposes. We incurred $14,233,916 in transaction costs related to our IPO, including $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees and $433,916 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $660,247, which was comprised of our net loss of $573,093, interest earned on marketable securities held in the trust account of $7,184 and changes in operating assets and liabilities, which used $79,970 of cash for operating activities.

As of December 31, 2020, we had marketable securities held in the trust account of $230,007,184 (including approximately $7,184 of interest income) consisting of U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the trust account.

For the year ended December 31, 2019, cash used in operating activities was zero, consisting of a net loss of $976, changes in operating assets and liabilities provided $976 of cash from operating activities.

At December 31, 2020, we had cash of $330,837 held outside the trust account. We used substantially all of the funds held in the trust account, including amounts representing interest earned on the trust account (less amounts released to us to pay taxes and deferred underwriting commissions) to consummate the Business Combination.

Pursuant to a loan commitment agreement dated September 2, 2020, our sponsor or one of its affiliates committed to loan us funds as may have been required up to a maximum of $750,000, and may have, but was not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs. The loans would be interest free, repayable upon the consummation of an initial business combination, and convertible into warrants in certain cases. We did not borrow funds under the loan commitment agreement prior to the consummation of the Business Combination and such commitment has now terminated.

Off-balance sheet financing arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Prior to the consummation of the Business Combination, we had an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services. We began incurring these fees on September 3, 2020 and continued to incur these fees monthly until completion of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification, or ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Metromile, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metromile, Inc. (formerly INSU Acquisition Corp. II) a Delaware corporation, or the Company, as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes, collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania
March 31, 2021

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$330,837	$—
Prepaid expenses	205,921	—
Total Current Assets	536,758	—

Deferred offering costs		10,315
Marketable securities held in Trust Account	230,007,184	—
TOTAL ASSETS	$230,543,942	$10,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$125,075	$1,124
Accrued offering costs	—	10,315
Total Current Liabilities	125,075	11,439

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	9,925,075	11,439

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 21,561,886 shares at redemption value as of December 31, 2020	215,618,860	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 1,978,314 and no shares issued and outstanding (excluding 21,561,886 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	198	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,846,667 shares issued and outstanding as of December 31, 2020 and 2019	785	785
Additional paid-in capital	5,571,241	24,215
Stock subscription receivable	—	(25,000)
Accumulated deficit	(572,217)	(1,124)
Total Stockholders’ Equity (Deficit)	5,000,007	(1,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,543,942	$10,315

The accompanying notes are an integral part of these financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Formation and operating costs	$578,277	$976
Loss from operations	(578,277)	(976)

Other income:

Interest income on marketable securities held in Trust Account	7,184	—
Other income	7,184	—

Loss before income taxes	(571,093)	(976)
Net loss	$(571,093)	$(976)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	23,000,000	—

Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—

Weighted average shares outstanding, basic and diluted	7,330,547	6,846,667

Basic and diluted net loss per common share	$(0.07)	$(0.00)

The accompanying notes are an integral part of these financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholder	Deficit	Equity (Deficit)
Balance – January 1, 2019	—	$—	—	$—	$—	$—	$(148)	$(148)

Issuance of Class B common stock to Sponsor	—	—	7,846,667	785	24,215	(25,000)	—	—
Net loss	—	—	—	—	—	—	(976)	—
Balance – December 31, 2019	—	—	7,846,667	785	24,215	(25,000)	(1,124)	(1,124)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	215,763,784	—	—	215,766,084

Sale of 540,000 Placement Units	540,000	54	—	—	5,399,946	—	—	5,400,000

Common stock subject to possible redemption	(21,561,886)	(2,156)	—	—	(215,616,704)	—	—	(215,618,860)

Net loss	—	—	—	—	—	—	(571,093)	(571,093)
Balance – December 31, 2020	1,978,114	$198	7,846,667	$785	$5,571,241	$—	$(572,217)	$5,000,007

The accompanying notes are an integral part of the financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(571,093)	$(976)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,184)	—
Changes in operating assets and liabilities:
Prepaid expenses	(205,921)	—
Accounts payable and accrued expenses	123,951	976
Net cash used in operating activities	(660,247)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Placement Units	5,400,000	—
Proceeds from the collection of stock subscription receivable	25,000	—
Proceeds from promissory notes – related party	75,000	—
Repayment of promissory notes – related party	(75,000)	—
Payment of offering costs	(433,916)	—
Net cash provided by financing activities	230,991,084	—

Net Change in Cash	330,837	—
Cash – Beginning	—	—
Cash – Ending	$330,837	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$216,189,340	$—
Change in value of Class A common stock subject to possible redemption	$(570,480)	$—
Deferred underwriting fee payable	$9,800,000	$—
Offering costs included in accrued offering costs	$—	$9,315
Issuance of stock for stock subscription receivable	$—	$25,000

The accompanying notes are an integral part of these financial statements.

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Metromile, Inc., or the Company, formerly known as INSU Acquisition Corp. II, and Insurance Acquisition Corp. II, or INSU II, were incorporated in Delaware on October 11, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, or the Business Combination.

Business Combination

On February 9, 2021, the Company consummated the previously announced Business Combination pursuant to the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated November 24, 2020 and as amended on January 12, 2021 and further amended on February 8, 2021, by and among the Company, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, or Merger Sub, and MetroMile, Inc., a Delaware corporation, or Legacy Metromile, pursuant to which, among other things, Merger Sub merged with and into Legacy Metromile, or the Merger, and together with the other transactions contemplated by the Merger Agreement, the Transactions, with Legacy Metromile surviving the merger as a wholly owned subsidiary of the Company.

Business Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation, the initial public offering, or Initial Public Offering, which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Legacy Metromile.

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020 the Company consummated the Initial Public Offering of 23,000,000 units, or the Units, and, with respect to the shares of Class A common stock included in the Units sold, the Public Shares, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 540,000 units, or the Placement Units, at a price of $10.00 per Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co., or Cantor, generating gross proceeds of $5,400,000, which is described in Note 4.

Transaction costs amounted to $14,233,916, consisting of $4,000,000 in cash underwriting fees, $9,800,000 of deferred underwriting fees and $433,916 of other offering costs.

Following the closing of the Initial Public Offering on September 8, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account, or the Trust Account, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the Closing.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements is presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. There were no assets in the Trust Account as of December 31, 2019.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification, or ASC, Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant, or a Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 540,000 Placement Units, at a price of $10.00 per Placement Unit, or $5,400,000 in the aggregate, of which 452,500 Placement Units were purchased by Insurance Acquisition Sponsor II, LLC and 87,500 Placement Units were purchased by Cantor. Each Placement Unit consists of one share of Class A common stock and one-third of one warrant, or the Placement Warrant. Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

In January 2019, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor, or the Founder Shares, for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in July 2020.

On July 28, 2020, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. On July 28, 2020, the Company effectuated a 6,888.333-for-1 forward stock split of its Class B common stock and on September 2, 2020, the Company effected a stock dividend of 1.1391242 shares of Class B common stock for each share of its Class B common stock, resulting in an aggregate of 7,846,667 shares of Class B common stock being held by the Sponsor, or the Founder Shares. The 7,846,667 Founder Shares included an aggregate of up to 1,000,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture.

The Sponsor and the Company’s officers and directors, or the Insiders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of the Company’s initial Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 3, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the year ended December 31, 2020, the Company incurred and paid $80,000 in fees for these services. Upon the closing of the Merger Agreement, the Company ceased paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $750,000, or the Working Capital Loans, which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6—COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,000,000. In addition, the representative of the underwriters is entitled to a deferred fee of $9,800,000. The deferred fee was paid upon the closing of the Merger Agreement from the amounts held in the Trust Account.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,978,314 shares of Class A common stock issued and outstanding, excluding 21,561,686 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 7,846,667 shares of Class B common stock issued and outstanding.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to Insiders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance), or the newly issued price, (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “market value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets or liabilities are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$16,522	$—
Business Combination Expenses	103,408	—
Total deferred tax assets	119,930	—
Valuation Allowance	(119,930)	—
Deferred tax assets, net of allowance	—	—

The income tax provision for the year ended December 31, 2020 and 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(119,930)	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	119,930	—

Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had $78,674 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	(21.0)%	(21.0)%
Income tax provision	(0.00)%	(0.00)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. On December 27, 2020, Congress passed, and President Trump signed into law, the Consolidated Appropriations Act, 2021, or the Act, which includes certain business tax provisions. The Company does not expect the Act to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2021.

NOTE 9—FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$230,007,184

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As described in Note 1, the Company completed the Business Combination on February 9, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of December 31, 2020.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 1.02 Termination of a Material Definitive Agreement.

On March 30, 2021, we terminated that certain April 2020 Note Purchase and Security Agreement, as amended in February 2021 to reflect the consummation of the Merger and add the Company as a guarantor and reflect our new corporate structure, with Legacy Metromile, as issuer, the Company and certain subsidiaries of Legacy Metromile, as guarantors, and certain affiliates of Hudson Structured Capital Management, collectively Hudson, as purchasers and the collateral agent. As of March 30, 2021, there was approximately $36.6 million of principal and payment-in-kind, or PIK, interest outstanding under the Hudson debt facility. We were obligated to pay a prepayment fee of $0.4 million as a result of the early termination.

The terms and conditions of the Hudson debt facility are disclosed in more detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” which disclosures are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages are listed below:

Executive Officers

Name	Age	Position
Dan Preston	35	Chief Executive Officer and Director
Lindsay Alexovich	38	Chief Accounting Officer
Paw Andersen	49	Chief Technology Officer
Mark Gundacker	52	Chief People Officer and Chief of Staff
Jesse McKendry	48	Vice President, Insurance

Non-Employee Directors

Name	Age	Class	Position
Colin Bryant	43	I	Director
Betsy Cohen	80	III	Director
David Friedberg	40	II	Director
Ryan Graves	37	II	Director
Dan Preston	35	III	Director
Vikas Singhal	40	I	Director

Executive Officers

Dan Preston, Chief Executive Officer, joined Metromile in 2013 as Chief Technology Officer before becoming Chief Executive Officer, a position he has held since 2014. Under his leadership, Metromile has experienced significant policy, premium and employee growth. The Company has also established itself as the industry leader in leveraging artificial intelligence and machine learning to improve the customer experience and lower loss ratios. Metromile has been voted a Best Place to Work by Glassdoor and the Phoenix Business Journal. Prior to joining Metromile, Dan was the co-founder and chief technology officer of AisleBuyer, a mobile retail innovator that was acquired by Intuit Inc. in April 2012. He has published several research papers on machine learning with applications such as astrophysics, remote sensing, and computer vision. Dan holds a master’s degree in Computer Science with a specialization in Artificial Intelligence, Machine Learning, and Computer Vision from Stanford University and a bachelor’s degree in Computer Science from Brandeis University, where he received the Michtom Prize for Outstanding Achievement in Computer Science and graduated Summa Cum Laude with highest honors in Computer Science.

We believe Mr. Preston is qualified to serve on our board of directors due to his role as our Chief Executive Officer.

Lindsay Alexovich, Chief Accounting Officer, oversees the company’s accounting and financial reporting operations. She joined Metromile in 2017 as the Vice President, Controller, and became the Chief Accounting Officer in June 2020. She brings more than 15 years of accounting and finance experience, including in the insurance-technology industry. Before joining Metromile, from 2005-2017, Lindsay was a director at PricewaterhouseCoopers, an accounting firm, where she served as the chief auditor in San Francisco. She has deep experience working with both public and high-growth private companies, leading audits, and serving as the insurance and controls subject matter expert across national and global priority accounts. Lindsay is an alumna of American University and holds a bachelor’s degree with honors in mathematics and a bachelor of science in business administration with honors with an accounting specialization. She is a licensed CPA in California.

Paw Andersen, Chief Technology Officer, joined Metromile in this role in March 2019. Andersen is a technologist with over 20 years of engineering leadership experience. Prior to joining Metromile, Andersen worked as the Vice President of Engineering at Apartment List, an online marketplace for apartment listings, from 2017 to 2018. Additionally, from 2014 to 2017, Andersen served in various roles as a senior leader of engineering in the Advanced Technology group of Uber, a ride-hailing technology company, where he grew his team from 27 to 700. Beyond ride-sharing and autonomous vehicles, he’s been on the front lines of technical challenges in several sectors, including geographic information systems, fintech and e-commerce, ranging from small startups to large, established companies. Originally from Denmark, he is a graduate of the London Business School, Niels Brock Copenhagen Business College, and Aalborg University.

Mark Gundacker, Chief People Officer and Chief of Staff, brings over 25 years of human resources experience to Metromile, which he joined in January 2020. From his first human resources role in an insurance company to his most recent in a technology firm, Mark’s experience covers the breadth of Insurtech. Prior to his role at Metromile, from 2016 through 2019, Mark was the SVP of Human Resources at Salesforce.org, the public benefit corporation for Salesforce. While there, Mark grew the organization from 300 to over 1,100. Previously, Mark led human resources organizations for global engineering and finance organizations. Mark is passionate about community involvement and currently serves on three non-profit boards. He holds an MBA from Golden Gate University and has a bachelor of arts degree in business economics from the University of California, Santa Cruz.

Jesse McKendry, VP, Insurance, joined Metromile in January 2020. He oversees the company’s insurance product management and marketing efforts. Prior to joining Metromile, McKendry served in various insurance product management and marketing experience roles with Progressive Insurance, an insurance company from 2006 to 2020. He has also spent nearly a decade in auto supply chain and logistics, including Daimler and General Motors. Jesse has an MBA from The Wharton School of the University of Pennsylvania, a master’s in mechanical engineering from Stanford University, and a bachelor of science degree in mechanical engineering from Michigan State University.

Key Employees

Junna Ro, General Counsel and Corporate Secretary, joined Metromile in February 2021. She oversees the company’s legal, regulatory, and compliance functions. Junna came to Metromile with over 15 years of experience in the industry at CSAA Insurance Group, a AAA Insurer, one of the top 20 personal lines property and casualty insurance groups in the United States. She was Vice President, Chief Ethics & Compliance Officer and Associate General Counsel responsible for corporate compliance and ethics, privacy, product forms, and employment law. Before AAA, Junna served as corporate counsel at Symantec Corporation and its predecessor VERITAS Software Corporation for seven years. Junna has a JD from Santa Clara University School of Law, and a bachelor of arts degree in political science from University of California, Los Angeles. She is licensed to practice law in California.

Matt Stein, VP, Product, brings more than twenty years of experience creating well-loved products, to his role, leading Metromile’s Product, Design, and Customer Experience teams. Stein joined Metromile in 2015 from Salesforce, where he was Director, Product Design for the Community Cloud. Previously, he spent a decade at Autodesk, where he worked across the full spectrum of product, engineering, and design. Matt has a bachelor of science degree in Computer Science from the University of California at Santa Barbara.

Debra Jack, VP, Communications, oversees Metromile’s corporate, consumer and internal communications and joined Metromile in 2019. Prior to Metromile, she served as the Vice President, Communications for LendUp starting in 2016. She has more than 20 years of experience working with high growth consumer companies. Serving as Metromile’s first senior head of communications, she held similar roles at SoFi and LendUp, two fintechs recognized for creating well-loved, disruptor brands. Prior, she was SVP of corporate communications for Bank of the West, an $89 billion bank owned by BNP Paribas. Before moving in-house, Debra was an EVP at Edelman, the world’s largest privately held communications agency, where she ran its SF-based corporate, crisis, and social responsibility practice. She holds a degree from SUNY Oneonta.

Jim Huscroft, VP, Claims, has over 30 years of auto claims experience, and joined Metromile in 2018. Prior to joining Metromile, he served as President of JDH Consulting from 2017 to 2018, and before that he had 28 years in multiple leadership roles with Progressive Insurance from 1991 to 2017 — with his last position leading claims and special investigative teams in six states. Huscroft received his MBA and bachelor’s degrees from Kent State University, and also holds a CPCU designation.

Amrish Singh, General Manager, Enterprise, leads the SaaS business group and joined Metromile in 2018 to launch the business group. Previously, Amrish spent more than 16 years in enterprise-product, management consulting, and software engineering leadership roles, including as digital transformation consultant for Fortune 500 insurance companies, a founding Chief Technology Officer of a startup and an advisor to entrepreneurs, to help scale enterprise software startups. Amrish holds an MBA from the NYU Stern School of Business, a master’s in information systems with summa cum laude honors from Carnegie Mellon University, and a bachelor’s in information technology from the International University in Germany.

Non-Employee Directors

Colin Bryant. Mr. Bryant has served as an Operating Partner of New Enterprise Associates, Inc., a venture capital firm, since June 2014. From 2002 to June 2014, Mr. Bryant was employed by Paladin Capital Group, a venture capital firm. In addition to his role on our board of directors, Mr. Bryant also serves as a member of the board of directors of several private companies. He holds a Bachelor of Arts in Philosophy from Haverford College. We believe Mr. Bryant is qualified to serve on our board of directors due to prior service as a director of Metromile, his experience in venture capital, and his service on the board of directors of numerous companies.

Betsy Cohen. Mrs. Cohen is currently the Chairman of the board of directors of FinTech Acquisition Corp. V. and has been since June 2019. Mrs. Cohen currently serves as the Chairman of the board of directors of FinTech IV, a position she has held since May 2019, and Chairman of the board of directors of FTAC Olympus, a position she has held since June 2020. Mrs. Cohen served as Chairman of FinTech III’s board of directors from March 2017 until October 2020, as Chairman of FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp, a financial services company, and its wholly owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust (NYSE: RAS), a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. We believe Mrs. Cohen is qualified to serve on our board of directors due to her extensive experience in the insurance industry and experience as a public company director.

David Friedberg. Mr. Friedberg is the founder of Metromile and has served as the Chairman of Metromile’s Board of Directors since January 2011 and served as President and Chief Executive Officer from January 2011 to May 2011. Since May 2015, Mr. Friedberg has served as the Chief Executive Officer of The Production Board, a life sciences and technology business foundry and investment holding company. In his role at The Production Board, Mr. Friedberg is also the founder and sits on the boards of several private companies. From 2006 to 2013, Mr. Friedberg founded and was the chief executive officer of The Climate Corporation, an agriculture-focused weather insurance and software company acquired by The Monsanto Company in 2013. Mr. Friedberg holds a Bachelor of Arts in Astrophysics from the University of California, Berkeley. We believe Mr. Friedberg is uniquely qualified to serve on our board of directors due to his role as our founder, his executive leadership experience, and his service as a director at numerous companies.

Ryan Graves. Mr. Graves is the founder and chief executive officer of Saltwater Capital. Prior to founding Saltwater Capital, from 2017 to 2019, Mr. Graves was on the Board of Directors of Uber Technologies, Inc., a ride-hailing technology company. Formerly, Mr. Graves served as the SVP Global Operations for Uber. Mr. Graves was the first employee, first chief executive officer, and a member of Uber’s founding team. Mr. Graves currently serves on the Board of Directors of charity:water, Pachama Inc., and Fort Point Beer. Mr. Graves holds a bachelor of the arts degree in economics from Miami University (OH). We believe Mr. Graves is qualified to serve on our board of directors due to his executive leadership experience, his experience in venture capital, and his service on the board of directors of several companies.

Vikas Singhal. Mr. Singhal joined Hudson Structured Capital Management Ltd., or HSCM, an asset management company, in February 2016 and has been a partner of HSCM since July 2017, with primary responsibilities in the Re/Insurance Strategy Department and the Insurtech Strategy. From September 2010 to January 2016, Mr. Singhal was a partner at Gracie Point, a specialty finance company he helped to start which focuses on specialty lending in the life insurance industry. Prior to Gracie Point, Mr. Singhal worked at Concord Capital Management from April 2004 to September 2010, focused on structured finance strategies in insurance. Mr. Singhal graduated from Duke University with a Bachelor of Arts in Computer Science and holds a MBA from Stanford University, Stanford Graduate School of Business. We believe Mr. Singhal is qualified to serve on our board of directors due to prior service as a director of Metromile, his extensive experience in the insurance industry and his knowledge of Metromile’s principal markets.

Family Relationships

There are no family relationships among any of the directors and executive officers. Betsy Cohen, one of our directors, is related to Daniel Cohen, former Chairman of INSU. Mr. Cohen resigned in connection with the Merger.

Audit Committee

The Board has established an audit committee, which currently consists of Colin Bryant, Betsy Cohen and Vikas Singhal. Each of the members of the audit committee satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee is able to read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. The Board has appointed Vikas Singhal as the chair of the audit committee, and Mr. Singhal has been designated as an “audit committee financial expert” within the meaning of SEC regulations.

Code of Conduct and Ethics

In connection the closing of the Merger, the Board adopted an amended and restated code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available under the Corporate Governance section of our website at www.metromile.com. We intend to disclose future amendments to our code of ethics, or any waivers of such code, on our website or in public filings. The reference to our website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of compensation arrangements of our named executive officers for the years ended December 31, 2020 and December 31, 2019. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the currently planned programs that are summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our named executive officers for the year ended December 31, 2020, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

Dan Preston, our Chief Executive Officer.

Mark Gundacker, our Chief People Officer and Chief of Staff.

Paw Andersen, our Chief Technology Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers, during the year ended December 31, 2020 (and for Mr. Preston, the year ended December 31, 2019). We did not grant any stock awards nor did named executive officers earn any non-equity incentive plan compensation during the periods presented. Accordingly, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Dan Preston	2020	350,000		1,000	(3)	—		19,948	370,948
Chief Executive Officer	2019	350,000		—		—		1,320	350,000
Mark Gundacker	2020	272,003	(4)	—		459,878	(5)	19,876	751,757
Chief People Officer and Chief of Staff
Paw Andersen	2020	275,000		—		256,044		1,389	532,433
Chief Technology Officer

(1)	Amounts reported represent the aggregate grant date fair value of stock options granted to such named executive officers and have been computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of stock options issued during the twelve-month period which ended December 31, 2020, are set forth in Note 13, Stock Option Plan, to the Legacy Metromile Audited Financial Statements. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(2)	All other compensation reflects payment of health and life insurance premiums, and for Mr. Preston, includes $5,069 reimbursement for professional fees incurred in 2020 in connection with his compensation arrangements.

(3)	Reflects a one-time guaranteed $1,000 bonus available to all employees upon the seventh anniversary of employment.

(4)	Mr. Gundacker joined Metromile in January 2020 and his salary reflects a pro rata amount earned in 2020.

(5)	Includes $164,433 of incremental fair value from the July 2020 repricing of option awards granted in January 2020 (reduced from $3.59 to $3.06).

Agreements with Our Named Executive Officers

The terms of the existing offer letters with each of our named executive officers for the year ended December 31, 2020 are described below. We will enter into revised employment offer letters with each of our executive officers.

Dan Preston

In January 2013, Metromile entered into an employment offer letter with Dan Preston when he commenced employment as Chief Technology Officer. Mr. Preston’s employment is at will and may be terminated at any time, with or without cause. The offer letter provided for an initial annual base salary of $150,000 and a new hire grant of stock options to acquire a number of shares equal to 3.5% of Metromile’s then outstanding common stock, which award had 6- month cliff vesting as to .5%, with the remaining 3.0% vesting monthly such that vested in full on the four-year anniversary of the grant date. Mr. Preston’s salary and other compensation was subject to review and adjustment by the Board in its sole discretion and he is eligible to participate in benefit plans and arrangements made available to all full-time employees. In 2014, Mr. Preston became Chief Executive Officer and the Board adjusted his compensation in connection therewith. In 2019 and 2020, Mr. Preston’s annual base salary was $350,000.

In February 2021, following the closing of the Business Combination, Metromile entered into an employment offer letter with Dan Preston as Chief Executive officer, which amended and restated his prior offer letter, and which was immediately effective. Under his amended and restated offer letter, Mr. Preston’s employment is at-will and may be terminated at any time, with or without cause. The amended and restated offer letter provides for an initial annual base salary of $450,000 and (i) a time-based grant of restricted stock units covering 1,750,000 shares of the Company’s common stock, subject to quarterly vesting over three years, with 145,833 of the shares vesting on each of the first eight completed calendar quarters and 145,834 of the shares vesting on the ninth through twelfth completed calendars following the vesting commencement date, or the Time-Based Award, and a (ii) a performance based grant of restricted stock units covering 1,750,000 shares of the Company’s common stock, subject to vesting upon obtaining certain pre-defined performance based milestones. Mr. Preston’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to all full-time employees.

Mr. Preston’s amended and restated offer letter also provides for severance and other benefits in the event his employment is terminated without cause or he resigns for good reason (in each case as such terms are defined in his offer letter). In these circumstances, Mr. Preston is entitled to severance equal to twelve months of his then-current base salary and twelve months of company-paid health care coverage. If these circumstances occur within three months prior to or within twelve months following the closing of a change of control, then Mr. Preston is entitled to severance equal to eighteen months of then-current base salary, eighteen months of company paid health care coverage, and accelerated vesting of the Time-Based Award. Payment of all severance and accelerated equity vesting is contingent upon signing a release and other customary provisions.

Mark Gundacker

In December 2019, Metromile entered into an employment offer letter with Mark Gundacker as Chief People Officer. Mr. Gundacker’s employment is at will and may be terminated at any time, with or without cause. The offer letter provided for an initial annual base salary of $275,000 and a new hire grant of an option to acquire 100,000 shares of Metromile’s common stock, which had 12- month cliff vesting as to 25%, with the remainder vesting monthly such that vested in full on the four-year anniversary of the grant date. In July 2020, Metromile reduced the exercise price of these options from $3.59 per share to $3.06 per share and granted Mr. Gundacker an additional option to acquire 75,000 shares of Metromile’s common stock at $3.06 per share. Mr. Gundacker’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to all full-time employees.

Mr. Gundacker’s offer letter also provides for severance and other benefits in the event his employment is terminated without cause within one-year of a change of control or he resigns for good reason (in each case as such terms are defined in his offer letter). In these circumstances, Mr. Gundacker is entitled to severance equal to six months of base salary then in effect and six months of COBRA. In addition, Mr. Gundacker is also entitled to accelerated vesting of his equity awards in the event of a change of control his first year of employment, following which his employment is terminated without cause or he resigns for good reason (in each case as such terms are defined in his offer letter). Payment of all severance and acceleration of vesting is contingent upon signing a release and other customary provisions.

We intend to enter into a new offer letter with Mr. Gundacker reflecting his position as Chief People Officer and Chief of Staff of a public company.

Paw Andersen

In January 2019, Metromile entered into an employment offer letter with Paw Andersen as Chief Technology Officer. Mr. Andersen’s employment is at will and may be terminated at any time, with or without cause. The offer letter provides for an initial annual base salary of $275,000 and a new hire grant of an option to acquire 350,000 shares of Metromile’s common stock, which had 12-month cliff vesting as to 25%, with the remainder vesting monthly such that vested in full on the four-year anniversary of the grant date. Mr. Andersen’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he is eligible to participate in benefit plans and arrangements made available to all full-time employees. Mr. Andersen’s 2020 salary remained unchanged and in July, he was granted an option to acquire 150,000 shares of Metromile common stock at $3.06 per share. See “— Outstanding Equity Awards at Fiscal Year-End” for the vesting and other terms for this option.

We intend to enter into a new offer letter with Mr. Andersen reflecting his position as Chief Technology Officer of a public company.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity incentive plan awards, as of December 31, 2020, held by each of our named executive officers for the year ended December 31, 2020. We have not granted any stock awards to such individuals and accordingly, such columns have been omitted from the table. Options granted to our named executive officers under our 2011 Equity Incentive Plan may be exercised prior to vesting but remain subject to a repurchase right until vested.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)(1)		Option Expiration Date
Dan Preston	4/30/15	340,000		—		—	$0.87		4/30/25
	8/14/17	150,000	(2)	—		—	$2.01		9/1/21
Mark Gundacker	1/10/20	—		100,000	(3)	—	$3.06	(4)	1/9/30
	7/28/20	—		75,000	(5)	—	$3.06		7/27/30
Paw Andersen	6/19/19	—		350,000	(3)	—	$2.22		6/18/29
	7/28/20	—		150,000	(6)	—	$3.06		7/27/30

(1)	This column reflects the number of options held by our named executive officers that were exercisable and unvested as of December 31, 2020.

(2)	All of the option awards were granted with a per share exercise price equal to the fair market value of one share of Legacy Metromile’s common stock on the date of grant, as determined in good faith by Legacy Metromile’s board of directors or compensation committee.

(3)	These options vested upon achievement of certain pre-defined performance objectives. We amended these awards such that they vested in full upon consummation of the Merger.

(4)	These options vest as to 25% on the one-year anniversary of the grant date, with the remaining vesting monthly over three years such that they are vested in full on the four-year anniversary of the grant date.

(5)	The original exercise price of $3.59 was reduced to $3.06 per share in July 2020.

(6)	These options vest as to 12.5% (6/48) on the six-month anniversary of the July 15, 2020 vesting commencement date, with the remaining vesting monthly over 3.5 years such that they are vested in full on the four-year anniversary of the vesting commencement date.

(7)	These options vest monthly over four years such that they are vested in full on the four-year anniversary of the grant date.

Other Compensation and Benefits

We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; disability insurance; and a tax-qualified Section 401(k) plan for which no match by us is provided. We do not maintain any executive-specific benefit or executive perquisite programs.

We provide a tax-qualified Section 401(k) plan for all employees, including the named executive officers. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of the Board or the compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 25, 2021 by:

●	each person or group of affiliated persons who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our current named executive officers and directors; and

●	all current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable beneficial ownership percentages are based on 126,065,460 shares of common stock issued and outstanding as of March 25, 2021. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or warrants that are exercisable, subject to vesting or convertible within 60 days after March 25, 2021 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage %
Directors and Named Executive Officers:(1)
Colin Bryant	—	—
Betsy Cohen	—	—
David Friedberg(2)	6,530,978	5.18%
Ryan Graves(3)	3,551,267	2.82%
Dan Preston(4)	1,638,729	1.30%
Vikas Singhal(5)	7,662,802	6.08%
Paw Andersen(6)	469,126	*
Mark Gundacker(7)	170,091	*
All directors and executive officers as a group (eight individuals)	20,022,993	15.88%

5% or Greater Beneficial Owners:
Intact Ventures, Inc.(8)	11,472,027	9.10%
New Enterprise Associates 13, L.P.(9)	10,442,258	8.28%
Entities affiliated with Hudson(5)	7,662,802	6.08%
Entities affiliated with Index Ventures(10)	8,161,358	6.47%
China Pacific Property Insurance Co. Ltd.(11)	12,321,301	9.77%
Cohen & Company, LLC(12)	9,622,167	7.63%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following individuals is c/o Metromile Inc., 425 Market Street #700, San Francisco, CA 94105.

(2)	Consists of (i) 766,197 shares of common stock and 91,241 Additional Shares held by The Friedberg Irrevocable Remainder Trust u/a/d 5/17/2017, of which Mr. Friedberg is the trustee; (ii) 991,045 shares of common stock and 118,017 Additional Shares held by The David Friedberg 2019 Annuity Trust u/a/d 9/26/19, of which Mr. Friedberg is the trustee; and (iii) 4,078,764 shares of common stock and 485,714 Additional Shares held by The David Friedberg Revocable Trust u/a/d 9/19/13, of which Mr. Friedberg is the trustee.

(3)	Consists of (i) 2,800,033 shares of common stock and 333,438 Additional Shares held by Saltwater Capital, or Saltwater, and (ii) 373,338 shares of common stock and 44,458 Additional Shares held by The Graves Irrevocable Remainder Trust, or Graves Irrevocable Trust. Ryan Graves has or may be deemed to have voting and dispositive power over the securities held by Saltwater and Graves Irrevocable Trust. The business address of each reporting person is 1127 High Ridge Rd #132 Stamford, CT 06905.

(4)	Consists of (i) 1,167,275 shares of common stock, (ii) 274,798 Vested RSUs, and (iii) 196,656 Additional Shares.

(5)	Consists of (i) 4,303,647 shares of common stock and 285,282 Additional Shares held by HSCM Bermuda Fund LTD, or Bermuda; (ii) 2,963,220 shares of common stock and 103,748 Additional Shares held by HS Santanoni LP, or Santanoni; and (iii) 6,170 shares of common stock and 735 Additional Shares held by HSCM FI Master Fund Ltd, or FI Master Fund. Each of Bermuda, Santanoni and FI Master Fund is advised by Hudson Structured Capital Management Ltd., an investment adviser registered with the U.S. Securities & Exchange Commission under the Investment Advisers Act of 1940, or HSCM. Vikas Singhal and Michael Millette are each partners of HSCM and as such have voting and dispositive power over the securities held by Bermuda, Santanoni and FI Master Fund. The business address of each reporting person is 2187 Atlantic Street, Fourth Floor, Stamford, CT 06902.

(6)	Consists of (i) 128,076 Vested RSUs, (ii) 325,798 shares of common stock issuable to Mr. Andersen pursuant to options that are early exercisable, but subject to repurchase right until vested, within 60 days of February 9, 2021 and (iii) 15,252 Additional Shares.

(7)	Consists of (i) 24,387 Vested RSUs, (ii) 142,800 shares of common stock issuable to Mr. Gundacker pursuant to options that are early exercisable, but subject to repurchase right until vested, within 60 days of February 9, 2021 and (iii) 2,904 Additional Shares.

(8)	Consists of 10,059,298 shares of common stock and 1,412,729 Additional Shares directly held by Intact Ventures, Inc., or Intact, and indirectly held by Intact Financial Corporation. Intact Ventures, Inc. is a wholly owned subsidiary of Intact Financial Corporation, a public company listed on the Toronto Stock Exchange under the symbol “IFC.” As such, Intact Financial Corporation may be deemed to share voting and investment power with respect to the shares held by Intact Ventures, Inc. The business address of the reporting person is 700 University Ave, Suite 1500-A Toronto, Ontario, Canada M5G 0A1.

(9)	Consists of 9,384,285 shares of common stock and 1,057,973 Additional Shares directly held by New Enterprise Associates 13, L.P., or NEA 13, and indirectly held by NEA Partners 13 LP, or NEA Partners 13, the sole general partner of NEA 13, and NEA 13 GP LTD, or NEA 13 LTD, is the sole general partner of NEA Partners 13. The individual Directors of NEA 13 LTD, or the NEA 13 Directors, are Forest Baskett, Patrick J. Kerins and Scott Sandell. The principal business address for all entities and individuals affiliated with NEA 13 is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. Each NEA 13 Director disclaims beneficial ownership of such shares except to the extent of a pecuniary interest therein.

(10)	Consists of 7,143,870 shares of common stock and 850,718 Additional Shares directly held by Index Ventures V (Jersey), L.P., or IV Jersey, (b) 57,868 shares of common stock and 6,891 Additional Shares held by Index Ventures V Parallel Entrepreneur Fund (Jersey), L.P., or IV Parallel, collectively with IV Jersey referred to as Index V Funds, and (c) 91,156 shares of common stock and 10,855 Additional Shares held by Yucca (Jersey) SLP, or Yucca. Index Venture Associates V Limited, or IVA, is the general partner of each of the Index V Funds and may be deemed to have voting and dispositive power over the shares held by those funds. Yucca is the administrator of the Index co-investment vehicles that are contractually required to mirror the relevant Index V Funds’ investment, and IVA may be deemed to have voting and dispositive power over the allocation of shares held by Yucca. David Hall, Phil Balderson, Sarah Earles and Sinéad Meehan are the members of the board of directors of IVA, and investment and voting decisions with respect to the shares over which IVA may be deemed to have voting and dispositive power are made by such directors collectively. The address of each of these entities is 44 Esplanade, St Helier, Jersey JE4 9WG, Channel Islands.

(11)	Consists of 10,962,263 shares of common stock and 1,359,038 Additional Shares directly held by China Pacific Property Insurance Co. Ltd., or CPIC. The business address for CPIC is 190 Middle Yincheng Road, Pudong New District, Shanghai, China.

(12)	Consists of (i) 2,841,000 shares held directly by Insurance Acquisition Sponsor II, LLC, (ii) 4,271,167 shares held directly by Dioptra Advisors II, LLC and (iii) 2,500,000 shares held directly by INSU PIPE Sponsor II, LLC. Each of Insurance Acquisition Sponsor II, LLC, Dioptra Advisors II, LLC and INSU PIPE Sponsor II, LLC is managed by Cohen & Company, LLC. Mr. Daniel Cohen is the chief executive officer of each of Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC and the chairman of the board of Cohen & Company, LLC. Mr. Cohen disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein. The business address of Cohen & Company, LLC is 3 Columbus Circle, 24th Floor, New York, NY 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Metromile Related Person Transactions

Amended and Restated Registration Rights Agreement

In connection with the closing, we entered into the Amended and Restated Registration Rights Agreement, or the A&R Registration Rights Agreement, on February 9, 2021, with INSU, Cantor, our directors and executive officers and certain stockholders, pursuant to which the such stockholders of registrable securities (as defined therein), subject to certain conditions, will be entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, we filed with the SEC (at our sole cost and expense) a registration statement registering the resale of such registrable securities, and agreed to use our reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of such stockholders have been granted demand underwritten offering registration rights and all of such stockholders have been granted piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by us if we fail to satisfy any of our obligations under the A&R Registration Rights Agreement. The A&R Registration Rights Agreement will terminate upon the earlier of (a) ten years following the closing of the Business Combination or (b) the date as of which such stockholders cease to hold any registrable securities (as defined therein).

Lock-Up Agreements

In connection with the closing of the Business Combination, our directors, executive officers and certain of our stockholders agreed, subject to certain exceptions, not to, without the prior written consent of our Board, (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of our common stock held by them immediately after the effective time, or issuable upon the exercise of options to purchase shares of our common stock held by them immediately after the Effective Time, or securities convertible into or exercisable or exchangeable for our common stock held by them immediately after the Effective Time, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of our common stock or securities convertible into or exercisable or exchangeable for our common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until 180 days after the Closing Date.

PIPE Financing

On February 9, 2021, we issued 17,000,000 shares of our common stock, or the PIPE Shares, at a purchase price of $10.00 per share, or an aggregate purchase price of $170,000,000, in a concurrent private placement. We issued the PIPE Shares pursuant to the Subscription Agreements entered into effective as of November 24, 2020. Cohen & Company, LLC acquired 2,500,000 PIPE Shares through a special purpose vehicle, or the Cohen SPV. Our director, Ryan Graves, invested $15.0 million in the Cohen SPV, and per the terms of its operating agreement, has the right to receive shares of our common stock when and if distributed by the Cohen SPV.

Betsy Cohen Consulting Payment

On February 9, 2021, prior to the consummation of the Business Combination, INSU paid Bezuco Consulting, LLC a $1,000,000 fee for consulting services provided to INSU in connection with the Business Combination. Betsy Cohen, the mother of Daniel Cohen (Chairman of INSU prior to the Business Combination) is a principle of Bezuco Consulting, LLC. Ms. Cohen was appointed to our board of directors effective as of the Effective Time.

INSU Related Person Transactions

Founder Shares and Placement Units

In January 2019, Insurance Acquisition Sponsor II, LLC purchased the Founder Shares for an aggregate purchase price of $25,000. INSU effected a 6,888.333-for-1 forward stock split in July 2020 and a stock dividend in September 2020 of 1.1391242 shares of INSU Class B common stock for each share of INSU Class B common stock outstanding prior to the dividend, and, as a result, INSU’s initial stockholders held 7,846,667 Founder Shares. The number of Founder Shares was determined based on the expectation that the Founder Shares would represent 25% of the aggregate of our Founder Shares, the Placement Shares and the issued and outstanding public shares after the INSU IPO.

In accordance with the terms of the Sponsor Share Cancellation and Vesting Agreement, dated as of November 24, 2020, by and among INSU and the Sponsor, at the Closing, 1,177,000 Founder Shares held by the Sponsor were forfeited and transfer restrictions were placed on an additional 5,100,334 Founder Shares held by the Sponsor. The transfer restrictions on 2,550,167 shares held by the Sponsor shall be removed when the Metromile share price is greater than $15.00 for any period of 20 trading days out of 30 consecutive trading days, and 2,550,167 shares held by the Sponsor shall have the applicable transfer restrictions removed when the Metromile share price is greater than $17.00 for any period of 20 trading days out of 30 consecutive trading days, subject to acceleration if the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction upon the consummation of which holders of Metromile common stock would be entitled to exchange their shares for cash, securities or other property.

Simultaneously with the IPO, the Initial Holders purchased an aggregate of 540,000 Placement Units (452,500 Placement Units by the Sponsor and 87,500 Placement Units by Cantor) at a price of $10.00 per unit (or an aggregate purchase price of $5,400,000). Each Placement Unit consists of one Placement Share and one-third of one Placement Warrant to purchase one share of our common stock exercisable at $11.50.

The Placement Warrants are identical to the public warrants included in the units sold in the IPO, except that if held by the Initial Holders or their permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including our common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of the Merger. In addition, for as long as the Placement Warrants are held by Cantor and/or its designees or affiliates, such Placement Warrants may not be exercised after September 2, 2025. There are no redemption rights or liquidating distributions with respect to the Founder Shares, Placement Shares or Placement Warrants, which would have expired worthless if we had not completed an initial business combination.

Promissory Note and Advance — Related Party

Prior to the closing of the IPO, an affiliate of INSU Sponsor loaned INSU $75,000 for expenses related to our formation and the IPO. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. The loan was repaid upon the closing of the IPO on September 8, 2020.

Related Party Loans

Pursuant to the Loan Commitment Agreement, dated September 2, 2020, the Sponsor or one of its affiliates committed to loan us funds as may have been required up to a maximum of $750,000, and may have, but was not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs. The loans would be interest free, repayable upon the consummation of an initial business combination, and convertible into warrants in certain cases. We did not borrow funds under the Loan Commitment Agreement prior to the consummation of the Merger.

Administrative Services

Commencing on September 3, 2020 and ending on February 9, 2021, we paid $20,000 per month to the Sponsor or its affiliate for office space, administrative and shared personnel support services.

Sponsor Support Agreement

Following the execution and delivery of the Merger Agreement, on November 24, 2020, INSU, Legacy Metromile and INSU’s officers, directors and Sponsor entered into a Sponsor Support Agreement, or the Sponsor Support Agreement, pursuant to which INSU’s officers, directors and Sponsor agreed to, among other things, vote all of the shares of our common stock held by them (i) in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; (ii) against any actions that would result in a breach by the Company of any covenant, representation or warranty or other obligation contained in the Merger Agreement; (iii) against alternative proposals or offers from any person (other than Metromile or any of its affiliates) concerning an alternative transaction and (iv) against any actions that would reasonably interfere with the timely consummation of the Merger or the fulfillment of any of the Company’s conditions under the Merger Agreement or change in any manner the voting rights of any class of shares of the Company (including any amendments to the Company’s certificate of incorporation or bylaws other than in connection with the Merger).

The Sponsor Support Agreement generally prohibited the stockholders party thereto from transferring, or permitting to exist any liens on, their shares of our common stock prior to the consummation of the Merger. The Sponsor Support Agreement automatically terminated upon the Closing.

Legacy Metromile Related Person Transactions

Series E Preferred Stock Financing

In July 2018 and September 2018, Legacy Metromile sold an aggregate of 14,561,640 shares of its Series E convertible preferred stock at a purchase price of $6.3867 per share to a total of eleven accredited investors for an aggregate purchase price of approximately $93.0 million. The following table summarizes purchases of Legacy Metromile’s Series E redeemable convertible preferred stock by related persons:

Stockholder	Shares of Series E Redeemable Convertible Preferred Stock	Total Purchase Price
Tokio Marine & Nichido Fire Insurance Co., Ltd.	4,697,300	$30,000,245.91
Intact Ventures, Inc.(1)	1,879,000	$12,000,609.30
Entities affiliated with Index Ventures(2)	469,725	$2,999,992.68
New Enterprise Associates 13, L.P.(3)	782,876	$4,999,994.15
The Northern Trust Company	2,348,630	$14,999,995.23

(1)	Karim Hirji, a member of Legacy Metromile’s board of directors, is a Managing Director at Intact Ventures, Inc.

(2)	Entities associated with Index Ventures holding Legacy Metromile’s securities whose shares are aggregated for purposes of reporting share ownership information are Index Ventures V (Jersey), L.P., Index Ventures V Parallel Entrepreneur Fund (Jersey), L.P. and Yucca (jersey) SLP. Neil Rimer, a member of Legacy Metromile’s board of directors, is a Partner at Index Ventures.

(3)	Colin Bryant, a member of our Board and a member of the Legacy Metromile Board, is an Operating Partner at New Enterprise Associates 13, L.P., or New Enterprise Associates.

Investors’ Rights Agreement

Legacy Metromile was party to an amended and restated investors’ rights agreement, or the IRA, with certain holders of Legacy Metromile’s capital stock, including entities affiliated with Index Ventures, Intact Ventures, Inc., New Enterprise Associates, Tokio Marine & Nichido Fire Insurance Co., Ltd., The Northern Trust Company, as well as other holders of Legacy Metromile’s convertible preferred stock. The IRA provided the holders of Legacy Metromile’s convertible preferred stock with certain registration rights, including the right to demand that Legacy Metromile file a registration statement or request that their shares be covered by a registration statement that Legacy Metromile is otherwise filing. The IRA also provided these stockholders with information rights, and a right of first refusal with regard to certain issuances of Legacy Metromile’s capital stock, which did not apply to, and terminated upon, the Closing of the Merger. The agreement terminated upon the Closing of the Merger.

Right of First Refusal

Pursuant to Legacy Metromile’s equity compensation plans and certain agreements with Legacy Metromile’s stockholders, including a right of first refusal and co-sale agreement with certain holders of Legacy Metromile’s capital stock, including Dan Preston, entities affiliated with Index Ventures, Intact Ventures, Inc., New Enterprise Associates, Tokio Marine & Nichido Fire Insurance Co., Ltd., The Northern Trust Company, Legacy Metromile and its assignees had a right to purchase shares of Legacy Metromile’s capital stock which certain stockholders proposed to sell to other parties. These agreements terminated upon the closing of the Merger.

Employment Agreements

Legacy Metromile entered into employment agreements with its executive officers. We intend to enter into a new offer letter with each of our named executive officers reflecting their roles as officer of a public company. For more information regarding employment agreements with our named executive officers, see the section entitled “Executive Compensation — Agreements with Metromile’s Named Executive Officers.”

Loans to Executive Officer

In August 2014, Legacy Metromile entered into a promissory note and security agreement with Mr. Preston, which was amended and restated in August 2015, April 2016, and most recently April 2020. The aggregate principal amount of the promissory note, as of December 31, 2020, was $349,870 with a 1.5% annual interest rate that compounded annually. All of the principal and interest under the note was paid off prior to the closing of the Business Combination, and are no longer outstanding.

Tokio Marine Agreement

In July 2018, Legacy Metromile and Tokio Marine & Nichido Fire Insurance Co., Ltd., or Tokio Marine, entered into an agreement, which was amended and restated in January 2021, whereby Tokio Marine has the exclusive right to negotiate and enter into a technology licensing agreement insurance distribution arrangement, joint venture or other substantially similar commercially collaborative arrangement with respect to developing the strategy around the distribution of our technology in Japan.

2020 Debt Financing – Hudson Structured Capital Management

In April 2020, Legacy Metromile entered into the Note Purchase Agreement, as amended July 2020 and further amended February 2021 upon which the Company became party to the Note Purchase Agreement with Hudson. Vikas Singhal, a director of Legacy Metromile and one of our directors, is a partner of Hudson Structured Capital Management. Under the Hudson facility, we could issue up to $50.0 million in aggregate principal amount of senior secured subordinated PIK notes due 2025. Notes issued under the facility were due on the fifth anniversary of their issuance, starting in April 2025, and bore interest at the following rates: 2% per annum payable quarterly in arrears in cash, and a varying interest rate of 9.0% to 11.0% PIK interest. The PIK interest was based on the aggregate outstanding principal balance as follows: (i) 11.0% if the outstanding balance is less than $5.0 million; (ii) 10.0% if the outstanding balance is greater than or equal to $5.0 million but less than $10.0 million, and (iii) 9.0% if the outstanding balance is greater than or equal to $10.0 million. PIK interest represents contractually deferred interest that was added to the principal balance outstanding each quarter and due at maturity. The notes were secured by substantially all of our assets. We had the right to prepay the notes at any time, subject to payment of pre-payment fee.

As of December 31, 2020, $31.6 million aggregate principal amount of the Notes was outstanding, along with $0.9 million of capitalized PIK interest. On March 30, 2021, we terminated the Hudson facility and prepaid the outstanding principal and interest. As of March 30, 2021, there was approximately $36.6 million of principal and PIK interest outstanding under the Hudson debt facility. As contemplated by the terms of such facility, we paid a prepayment fee of $0.4 million as a result of the early termination.

Legacy Metromile also issued Hudson warrants to purchase 8,536,939 shares of Legacy Metromile Series E Preferred Stock with an exercise price of $6.3867, or NPA Warrants. The NPA Warrants were exercised in connection with the Business Combination and are no longer outstanding.

Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company and certain Legacy Metromile stockholders entered into a lock-up agreement, or the Lock-Up Agreement, providing for certain restrictions on transfer applicable to the shares issued in connection with the Merger. Generally, the Lock-Up Agreement prohibits, until the six month anniversary of the Closing of the Merger, the Legacy Metromile stockholders from (i) selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise disposing of or agreeing to dispose of, directly or indirectly, or establishing or increasing a put equivalent position or liquidating or decreasing a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to the merger consideration, (ii) entering into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of merger consideration, whether any such transaction is to be settled by delivery of Merger Consideration or other securities, in cash or otherwise, or (iii) publicly announcing any intention to effect any transaction specified in the immediately preceding subsections (i) or (ii), subject to certain limited exceptions set forth in the Lock-Up Agreement.

Stockholder Support Agreement

Shortly following the execution of the Merger Agreement, stockholders of Legacy Metromile holding at least 47,043,247 of the shares of Legacy Metromile outstanding as of the date of the Merger Agreement executed and delivered to INSU the Stockholder Support Agreements, pursuant to which, among other things, such persons have agreed (a) to support the adoption of the Merger Agreement and the approval of the Merger contemplated by the Merger Agreement, subject to certain customary conditions, (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions, and (c) not to commence, join in, facilitate, assist or encourage and agrees to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Merger, INSU, Merger Sub, Legacy Metromile or any of their respective successors or directors challenging the validity of, or seeking to enjoin the operation of, any provision of Stockholder Support Agreements, or alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Merger Agreement. The Stockholder Support Agreement automatically terminated upon the Closing.

Policies and Procedures for Related Person Transactions

Effective upon the consummation of the Merger, our Board adopted a written related person transaction policy that set forth the policies and procedures for the review and approval or ratification of related person transactions. Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to a member of our audit committee or another member of the Board any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) in which such related person has or will have a direct or indirect material interest and all material facts with respect thereto. A member of our audit committee or another member of the Board will promptly communicate such information to our audit committee, or in certain instances the Board. No related person transaction will be entered into without the approval or ratification of our audit committee or another independent body of the Board. It is our policy that directors interested in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our audit committee or another independent body of our board of directors in determining whether or not to approve or ratify a related person transaction and we accordingly anticipate that these determinations will be made in accordance with the DGCL.

Director Independence

Each of the directors on the Board, other than Dan Preston, qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC, or the Nasdaq listing rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the years ended December 31, 2020 and 2019 include:

	Year ended December 31,
	2020	2019
Audit Fees(1)	$68,250		$-
Audit-Related Fees(2)	-		-
Tax Fees(3)	-		-
All Other Fees(4)	-		-
Total	$68,250	$

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for due diligence, tax and accounting advisory services related to the Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in “Index to Financial Statements” under “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b) Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1+	Agreement and Plan of Merger and Reorganization, dated November 24, 2020, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and Metromile, Inc. (incorporated by reference to Annex A to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 15, 2021).
2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and further amended on February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Annex AA to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 15, 2021).
2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and further amended on February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.2	Second Amended and Restated Bylaws of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
4.3	Description of Securities.
10.1	Letter Agreement, dated September 2, 2020, by and between the Company and certain security holders, officers, and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.2	Administrative Services Agreement, dated September 2, 2020, by and between the Company and Cohen & Company, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).

Exhibit No.	Description
10.3	Unit Subscription Agreement, dated September 2, 2020, by and between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.4	Unit Subscription Agreement, dated September 2, 2020, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.5	Investment Management Trust Agreement, dated September 2, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.6	Registration Rights Agreement, dated September 2, 2020, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.7	Warrant Agreement, dated September 2, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.8	Loan Commitment Agreement, dated September 2, 2020, by and between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.9	Form of Promissory Note between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.10	Promissory Note issued by the Company to Cohen & Company, LLC, dated July 24, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 30, 2020).
10.11	Sponsor Share Cancellation and Vesting Agreement, dated November 24, 2020, by and among the Company, Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.12	Sponsor Support Agreement, dated November 24, 2020, by and among the Company, Insurance Acquisition Sponsor II, LLC, Dioptra Advisors II, LLC, Metromile, Inc. and the officers and directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.13	Form of Stockholder Support Agreement by and among the Company, Metromile, Inc. and the Persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.14	Form of Subscription Agreement by and among the Company and certain subscribers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.15	Amended and Restated Registration Rights Agreement, dated February 9, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).

Exhibit No.	Description
10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.17#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.18#	Metromile, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January15, 2021).
10.19#	Metromile, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 15, 2021).
10.20	Omnibus Amendment No. 2 to Note Purchase and Security Agreement, dated February 9, 2021, by and among Metromile, Inc., HSCM Bermuda Fund Ltd., and the Schedule of Holders listed on Exhibit B (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.21#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
10.22#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
10.23#	Offer Letter, dated January 30, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.24#	Offer Letter, dated February 11, 2021, by and between Metromile, Inc. and Dan Preston.
10.25#	Offer Letter, dated January 18, 2019, by and between MetroMile, Inc. and Paw Andersen (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.26#	Offer Letter, dated September 21, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.27#	Offer Letter, dated December 16, 2019, by and between MetroMile, Inc. and Mark Gundacker (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.28#	Offer Letter, dated January 3, 2020, by and between MetroMile, Inc. and Jesse McKendry (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.29#	Form of MetroMile, Inc. Confidential Information and Invention Assignment Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.30#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated February 7, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.31#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated November 4, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).

Exhibit No.	Description
10.32	Office Lease, dated May 16, 2019, by and between 425 MKT REIT, LLC and Metromile, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated February 11, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Dan Preston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Lindsay Alexovich, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Dan Preston and Lindsay Alexovich, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMILE, INC

Date: March 31, 2021	By:	/s/ Dan Preston
Dan Preston
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dan Preston and Lindsay Alexovich, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary and advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Preston Dan Preston	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
/s/ Lindsay Alexovich Lindsay Alexovich	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2021
/s/ David Friedberg David Friedberg	Executive Chairman	March 31, 2021
/s/ Colin Bryant Colin Bryant	Director	March 31, 2021
/s/ Betsy Cohen Betsy Cohen	Director	March 31, 2021
/s/ Ryan Graves Ryan Graves	Director	March 31, 2021
/s/ Vikas Singhal Vikas Singhal	Director	March 31, 2021