Form 10-Q
period 2021-03-31
Metromile, Inc.
filed 2021-05-19
CIK 1819035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(888) 242-5204

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MILE	The Nasdaq Capital Market
Warrants	MILEW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 14, 2021 was 126,065,460.

METROMILE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined herein), which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competitors and industry;

●	the impact of health epidemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, on our business and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our future operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

 In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include the following:

●	We have a history of net losses and could continue to incur substantial net losses in the future;

●	We may lose existing customers or fail to acquire new customers

ii

●	We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all;

●	The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable;

●	We rely on telematics, mobile technology and its digital platform to collect data points that we evaluate in pricing and underwriting insurance policies, managing claims and customer support, and improving business processes, and to the extent regulators prohibit or restrict this collection or use of this data, our business could be harmed;

●	Regulatory changes may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology;

●	We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict future performance;

●	Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, brand and prospects;

●	Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition;

●	Failure to maintain our risk-based capital (“RBC”) at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business;

●	We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business;

●	If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected;

●	Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition;

●	The insurance business, including the market for automobile, renters’ and homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business;

●	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth; and

●	Our actual incurred losses may be greater than our loss and loss adjustment expense (“LAE”) reserves, which could have a material adverse effect on our financial condition and results of operations.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021 (the “2020 Form 10-K”), and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

METROMILE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2020	2021
		(unaudited)
Assets
Investments
Marketable securities - restricted	$24,651	$23,003
Total investments	24,651	23,003
Cash and cash equivalents	19,150	221,501
Restricted cash and cash equivalents	31,038	73,545
Premiums receivable	16,329	19,007
Accounts receivable	4,999	4,576
Reinsurance recoverable on paid loss	8,475	2,768
Reinsurance recoverable on unpaid loss	33,941	8,694
Prepaid reinsurance premium	13,668	6,317
Prepaid expenses and other assets	7,059	10,260
Deferred transaction costs	3,581	-
Deferred policy acquisition costs, net	656	1,733
Telematics devices, improvements and equipment, net	12,716	11,564
Website and software development costs, net	18,401	17,302
Intangible assets	7,500	7,500
Total assets	$202,164	$407,770

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Loss and loss adjustment expense (LAE) reserves	$57,093	$61,581
Ceded reinsurance premium payable	27,000	11,235
Payable to carriers - premiums and LAE, net	849	896
Unearned premium reserve	16,070	18,259
Deferred revenue	5,817	5,168
Accounts payable and accrued expenses	8,222	10,018
Payable for securities	-	822
Note payable	51,934	-
Warrant liability	83,652	24,698
Other liabilities	8,554	7,229
Total liabilities	259,191	139,906
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 88,406,871 and 10,000,000 shares authorized as of December 31, 2020, and March 31, 2021, respectively; 68,776,614 and no shares issued and outstanding as of December 31, 2020, and March 31, 2021, respectively; liquidation preference of $302,397 and $0 as of December 31, 2020, and March 31, 2021, respectively	304,469	-

Stockholders’ (deficit) equity
Common stock, $0.0001 par value; 110,000,000 and 640,000,000 shares authorized as of December 31, 2020, and March 31, 2021, respectively; 8,992,039 and 126,727,134 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	1	12
Accumulated paid-in capital	5,482	738,052
Note receivable from executive	(415)	-
Accumulated other comprehensive gain	11	2
Accumulated deficit	(366,575)	(470,202)
Total stockholders’ (deficit) equity	(361,496)	267,864

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$202,164	$407,770

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Revenue
Premiums earned, net	$3,427	$1,125
Investment income	280	36
Other revenue	4,983	16,115
Total revenue	8,690	17,276
Costs and expenses
Losses and loss adjustment expenses	5,405	12,263
Policy servicing expense and other	4,628	4,443
Sales, marketing and other acquisition costs	3,888	47,294
Research and development	2,663	3,650
Amortization of capitalized software	2,697	2,651
Other operating expenses	5,249	8,589
Total costs and expenses	24,530	78,890
Loss from operations	(15,840)	(61,614)
Other expense
Interest expense	739	15,876
Increase in fair value of warrant liability	310	26,137
Total other expense	1,049	42,013
Net loss before taxes	(16,889)	(103,627)
Net loss after taxes	$(16,889)	$(103,627)
Net loss per share, basic and diluted	(1.90)	(1.37)
Weighted-average shares used in computing basic and diluted net loss per share	8,871,354	75,791,557

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Net loss	$(16,889)	$(103,627)
Unrealized net loss on marketable securities	(5)	(9)
Total comprehensive loss	$(16,894)	$(103,636)

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
(DEFICIT) EQUITY

(dollars in thousands)

	Convertible Preferred Stock		Common Stock			Note	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	APIC	Receivable	Income	Deficit	Total
Balances as of December 31, 2019	67,728,286	$304,469	8,730,377	$1	$3,816	$(408)	$60	$(246,478)	$(243,009)
Retroactive application of recapitalization	1,048,328	-	135,133	-	-	-	-	-	-
As adjusted, beginning of period	68,776,614	304,469	8,865,510	1	3,816	(408)	60	(246,478)	(243,009)
Exercises and vested portion of common stock options	-	-	17,875	-	47	-	-	-	47
Stock-based compensation	-	-	-	-	423	-	-	-	423
Interest on stock purchase promissory note	-	-	-	-	-	(3)	-	-	(3)
Unrealized net loss on marketable securities	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	(16,889)	(16,889)
Balances as of March 31, 2020	68,776,614	304,469	8,883,385	1	4,286	(411)	55	(263,367)	(259,436)
Balances as of December 31, 2020	67,728,286	$304,469	8,854,978	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Retroactive application of recapitalization	1,048,328		137,061			-	-	-
As adjusted, beginning of period	68,776,614	304,469	8,992,039	1	5,482	(415)	11	(366,575)	(361,496)
Stock-based compensation	-	-	-	-	3,208	-	-	-	3,208
Exercises and vested portion of stock options	-	-	1,089,670	-	2,059	-	-	-	2,059
Conversion of promissory note	-	-	-	-	(415)	415	-	-	-
RSUs withheld for tax purposes	-	-	-	-	(422)	-	-	-	(422)
Unrealized net loss on marketable securities	-	-	-	-	-	-	(9)	-	(9)
Exercise of convertible preferred stock warrants	3,974,655	132,718	-	-		-	-	-	--
Conversion of preferred stock to common	(72,751,269)	(437,187)	72,751,269	7	437,187	-	-	-	437,194
Business Combination and PIPE financing	-	-	43,894,156	4	290,953	-	-	-	290,957
Net loss	-	-	-	-	-	-	-	(103,627)	(103,627)
Balances as of March 31, 2021	-	$-	126,727,134	$12	$738,052	$-	$2	$(470,202)	$267,864

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Cash flows from operating activities
Net loss	$(16,889)	$(103,627)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,058	4,023
Stock-based compensation	423	3,208
Change in fair value of warrant liability	310	26,137
Telematic devices unreturned	280	265
Amortization of debt issuance costs	80	11,695
Noncash interest and other expense	(18)	3,752
Changes in operating assets and liabilities
Premiums receivable	(341)	(2,678)
Accounts receivable	(3,597)	423
Reinsurance recoverable on paid loss	(4,437)	5,707
Reinsurance recoverable on unpaid loss	1,195	25,247
Prepaid reinsurance premium	(580)	7,351
Prepaid expenses and other assets	904	(3,395)
Deferred transaction costs	-	3,581
Deferred policy acquisition costs, net	(240)	(1,437)
Accounts payable and accrued expenses	(1,129)	1,400
Ceded reinsurance premium payable	(2,877)	(15,765)
Loss and loss adjustment expense reserves	(2,153)	4,488
Payable to carriers - premiums and LAE, net	496	47
Unearned premium reserve	1,758	2,189
Deferred revenue	3,061	(649)
Other liabilities	631	(1,325)
Net cash used in operating activities	(19,065)	(29,363)
Cash flows from investing activities
Purchases of telematics devices, improvements, and equipment	(1,762)	(126)
Payments relating to capitalized website and software development costs	(3,910)	(1,551)
Purchase of securities	(180)	(3,389)
Sales and maturities of marketable securities	20,081	5,805
Net cash provided by investing activities	14,229	739
Cash flow from financing activities
Proceeds from notes payable	-	2,015
Payment on notes payable	-	(69,351)
Proceeds from merger with INSU II, net of issuance costs	-	336,469
Proceeds from exercise of common stock options and warrants	49	4,349
Net cash provided by financing activities	49	273,482
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(4,787)	244,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42,887	50,188
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$38,100	$295,046
Supplemental cash flow data
Cash paid for interest	$648	$3,164
Non-cash investing and financing transactions
Transaction costs in accrued liabilities at period end	$-	$2,598
Net liabilities assumed in the Business Combination	$-	$45,516
Net exercise of preferred stock warrants	$-	$56,160
Net exercise of promissory note	$-	$415
Capitalized website and software development costs
included in accrued liabilities at period end	$203	$137
Capitalized stock-based compensation	$141	$171
Reclassification of liability to equity for vesting of stock
options	$11	$284

See notes to consolidated financial statements.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Metromile, Inc. (together with its consolidated subsidiaries, the “Company”) formerly known as INSU Acquisition Corp. II (“INSU”), was incorporated in Delaware on October 11, 2018. INSU was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The registration statement for INSU’s initial public offering (“IPO”) was declared effective on September 2, 2020. On September 8, 2020 INSU consummated the IPO of 23,000,000 units (“Units”), and, with respect to the shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”) included in the Units sold (the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, INSU consummated the sale of 540,000 units (the “Placement Units”), at a price of $10.00 per Placement Unit in a private placement to the sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $5.4 million. Transaction costs amounted to $14.2 million, consisting of $4.0 million in cash underwriting fees, $9.8 million of deferred underwriting fees and $0.4 million of other offering costs. Following the closing of the IPO on September 8, 2020, $230.0 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Placement Units was placed in a trust account (the “Trust Account”), which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by INSU.

Business Combination

On February 9, 2021, we consummated a merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and February 8, 2021 (the “Merger Agreement”), by and among INSU, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of INSU (“Merger Sub”) and MetroMile, Inc., a Delaware corporation (“Legacy Metromile”), pursuant to which, among other things, Merger Sub merged with and into Legacy Metromile, with Legacy Metromile surviving the merger as a wholly owned subsidiary of the Company (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), we changed our name to Metromile, Inc., and Legacy Metromile changed its name to Metromile Operating Company. Unless the context indicates otherwise, the terms “we,” “us” “our” refer to Metromile, Inc. and its consolidated subsidiaries, references to “INSU” refer to the historical operations of INSU prior to the Closing, and references to the “Company,” “Metromile” and “Metromile Operating Company” refer to the historical operations of Legacy Metromile and its consolidated subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, INSU, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Metromile Operating Company is treated as the accounting acquirer. This determination was primarily based on the fact that Metromile Operating Company’s stockholders prior to the Merger have a majority of the voting power of the Company, Metromile Operating Company’s senior management now comprise substantially all of the senior management of the Company, the relative size of Metromile Operating Company compared to the Company, and that Metromile Operating Company’s operations comprise the ongoing operations of the Company. Accordingly, for accounting purposes, the Merger is treated as the equivalent of a capital transaction in which Metromile Operating Company issued stock for the net assets of INSU, which are stated at historical cost, with no goodwill or other intangible assets recorded, and Metromile Operating Company’s financial statements became those of the Company.

Pursuant to the Amended and Restated Certificate of Incorporation of the Company, at the closing, each share of INSU’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of INSU’s Class A Common Stock. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), without any further action by the Company or any stockholder thereof.

On February 9, 2021, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 17,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $170.0 million, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of November 24, 2020. Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business after the Business Combination

The Company, through Metromile Operating Company and its wholly owned subsidiary, Metromile Insurance Services LLC (the “GA Subsidiary”), sells pay-per-mile auto insurance to consumers in eight states: California, Washington, Oregon, Illinois, Pennsylvania, Virginia, New Jersey, and Arizona. Metromile Operating Company has a wholly owned subsidiary, Metromile Insurance Company (the “Insurance Company”), which focuses on property and casualty insurance. In January 2019, Metromile Operating Company formed Metromile Enterprise Solutions, LLC (“Enterprise”), a wholly owned subsidiary, which focuses on selling its insurance solution technology to third party customers.

The Insurance Company provides auto insurance to customers with premiums based on a flat rate plus an adjustable rate based on actual miles driven. To record miles driven, the GA Subsidiary may provide drivers with a telematics device, the Metromile Pulse, which plugs into a car’s on-board diagnostic system to capture mileage.

The GA Subsidiary acts as a full-service insurance General Agent (“GA”). As a full-service GA, the subsidiary provides all policy pricing, binding, and servicing (payments and customer service) for the policyholders. Until late 2016, the GA Subsidiary underwriting carrier was National General Insurance (“NGI”) and its related carriers. The GA Subsidiary began transitioning NGI-issued policies upon renewal in late 2016 to the Insurance Company and has only a small number of policies with NGI as of March 31, 2021. The GA Subsidiary is the sole agent for the Insurance Company.

NGI handles claims for the GA Subsidiary’s policies underwritten by NGI and its related carriers, for which it pays NGI a fee for the LAE. NGI bears the risk of loss under these policies. Accordingly, the Company has no exposure to claims that would require an accrual for those NGI-related losses.

The Insurance Company bears risk of loss under all insurance policies it underwrites. The financial statements include reserves for future claims based on actuarial estimates for the Insurance Company. The Loss and LAE reserves as of December 31, 2020 and March 31, 2021 (unaudited) were $57.1 million and $61.6 million, respectively.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance GAAP and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References to the Accounting Standard Codification (“ASC”) and Accounting Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP. The consolidated financial statements include the accounts of Metromile, Inc. and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 31, 2021.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception, related primarily to the development of its website, technology, customer acquisition, insurance losses and other operations. The Company obtained additional funding of $310 million in 2021 in connection with the Business Combination to support its ongoing operations and fund future growth of the Company. Management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern for the period May 2021 through June 2022 has been alleviated based upon the recent funding and future operational improvement plans.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2020, the global pandemic caused by COVID-19 breached the U.S. and resulted in Shelter-In-Place orders across the country and insurance department bulletins limiting the actions that insurance carriers may take and reducing the amount of premiums that will be promptly received in the short term. These factors resulted in a significant decline in both revenues and losses of the Insurance Company. In addition, in response to these events, the Company performed a reduction in force of 125 employees to further align costs with revenue and to extend the current capital runway. The Company will continue to monitor the situation closely, but given the uncertainty about the duration or magnitude of the pandemic, management cannot estimate the impact on its financial condition, operations, and workforce.

Unaudited interim financial information

The accompanying interim consolidated balance sheet as of March 31, 2021, the interim consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for the three months ended March 31, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2020 and 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company’s principal estimates include unpaid losses and LAE reserves; the fair value of investments; the fair value of stock-based awards; the fair value of the warrant liability; premium refunds to policyholders; reinsurance recoverable on unpaid loss; and the valuation allowance for income taxes. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ materially from these estimates.

There have been no material changes to our significant accounting policies from our audited consolidated financial statements included as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 31, 2021.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Issued Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The standard will be effective beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and premiums receivables and could result in the creation of an allowance for credit losses as a contra asset account. The ASU requires a cumulative-effect change to retained earnings in the period of adoption and prospective changes on previously recorded impairments, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating this new standard and believes that it will not have a material impact on the Company’s consolidated financial statements with its current investment portfolio.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.

2. Fair Value of Financial Instruments

Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are demand and money market accounts and other highly liquid investments with an original maturity of three months or less. Demand and money market accounts are at stated values. Fair values for other cash equivalents are classified as Level 1 and are based upon appropriate valuation methodology.

Marketable Securities — Available-for-sale

The Company classifies highly liquid money market funds, U.S. Treasury bonds and certificates of deposit within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets and upon models that take into consideration such market-based factors as recent sales, risk-free yield curves, and prices of similarly rated bonds. Commercial paper, corporate bonds, corporate debt securities, repurchase agreements, and asset backed securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not hold any securities classified within Level 3 as of December 31, 2020 and March 31, 2021 (unaudited).

Assets measured on a recurring basis at fair value, primarily related to marketable securities, included in the consolidated balance sheets as of December 31, 2020 and March 31, 2021 (unaudited) (in thousands) are set forth below:

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$6,771	$-	$-	$6,771
Total cash equivalents	6,771	-	-	6,771

Restricted cash equivalents
Money market accounts	6,201	-	-	6,201
Certificates of deposits	3,331	-	-	3,331
Total restricted cash equivalents	9,532	-	-	9,532

Marketable securities - restricted
Corporate debt securities	-	5,955	-	5,955
U.S. treasury securities	6,994	-	-	6,994
Commercial paper	-	8,791	-	8,791
Asset backed securities	-	2,911	-	2,911
Total marketable securities - restricted	$6,994	$17,657	$-	$24,651

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement at March 31, 2021 (unaudited)
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$6,772	$-	$-	$6,772
Total cash equivalents	6,772	-	-	6,772

Restricted cash equivalents
Money market accounts	8,691	-	-	8,691
Certificates of deposits	3,331	-	-	3,331
Total restricted cash equivalents	12,022	-	-	12,022

Marketable securities - restricted
Corporate debt securities	-	5,394	-	5,394
U.S. treasury securities	7,245	-	-	7,245
Commercial paper	-	6,894	-	6,894
Asset backed securities	-	3,470	-	3,470
Total marketable securities - restricted	$7,245	$15,758	$-	$23,003

Public and Private Warrants

At the Closing, Metromile Operating Company acquired the net liabilities from INSU, including warrants exercisable for common stock. The Company estimated the fair value of warrants exercisable for common stock measured at fair value on a recurring basis at the respective dates using the public trading price, for the Public warrants, and the Black-Scholes option valuation model, for the Private placement warrants (together with the public warrants, the “Warrants”), respectively. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We consider our Public warrants to be Level 1 liabilities as we use publicly and readily available information to measure the fair value of the warrants. For our Private placement warrants, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date and as such are classified as Level 2 liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 1, Level 2, and Level 3 liabilities for the years ended December 31, 2020 and the three months ended March 31, 2021 (unaudited) (in thousands):

Balance at December 31, 2019	$1,738
Issuance of warrant on Series E convertible preferred stock	12,620
Increase in fair value of warrant	69,294
Balance at December 31, 2020	$83,652
Increase in fair value of warrants	47,062
Exercise of preferred stock warrants prior to Business Combination	(130,714)
Public and Private placement Warrants acquired in Business Combination	45,623
Decrease in fair value of Public and Private placement Warrants	(20,925)
Balance at March 31, 2021	$24,698

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Private placement warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of March 31, 2021:

Estimated
Fair Value of
Warrants
	as of				Risk-Free	Expected
	March 31,	Exercise	Dividend		Interest	Term
	2021	Price	Yield	Volatility	Rate	(in Years)
Private placement warrants	$1,008	$11.50	0%	70.00%	0.88%	4.9

In connection with the Merger, each of the Metromile Operating Company convertible preferred stock warrants outstanding as of December 31, 2020 was exercised for shares of Metromile Operating Company common stock. Therefore, there were no convertible preferred stock warrants outstanding after the Closing.

Through the three months ended March 31, 2020 and 2021 (unaudited), there were no transfers to or from any Level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.

3. Marketable Securities

The Company has investments in certain debt securities that have been classified as available-for-sale and recorded at fair value. These investments are included in both assets for securities with a maturity of one-year or less and assets for securities with a maturity of more than one-year. These securities are held in the Insurance Company and shown as restricted given that the transfer of these assets is subject to the approval of the state regulators. As of December 31, 2020 and March 31, 2021 (unaudited), deposits with various states consisted of bonds with carrying values of $4.9 million.

When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2020 and March 31, 2021 (unaudited), the Company does not consider any of its investments to be other-than-temporarily impaired. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included in the consolidated statements of other comprehensive loss. Realized gains and losses on sales of investments are generally determined using the specific identification method and are included in the consolidated statements of operations.

The cost basis and fair value of available-for-sale securities as of December 31, 2020 and March 31, 2021 (unaudited) are presented below (in thousands):

	As of December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Marketable securities - restricted
Corporate debt securities	$5,938	$17	$-	$5,955
U.S. treasury securities	6,994	-	-	6,994
Commercial paper	8,791	-	-	8,791
Asset backed securities	2,911	-	-	2,911
Total marketable securities - restricted	$24,634	$17	$-	$24,651

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2021 (unaudited)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Marketable securities - restricted
Corporate debt securities	$5,390	$4	$-	$5,394
U.S. treasury securities	7,244	1	-	7,245
Commercial paper	6,894	-	-	6,894
Asset backed securities	3,472		2	3,470
Total marketable securities - restricted	$23,000	$5	$2	$23,003

The amortized cost and estimated fair value of marketable securities as of December 31, 2020 and March 31, 2021 (unaudited) are shown below by contractual maturity (in thousands):

	As of December 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$21,603	$21,629
Due between one to five years	3,031	3,022
	$24,634	$24,651

	As of March 31, 2021 (unaudited)
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$18,762	$18,787
Due between one to five years	4,238	4,216
	$23,000	$23,003

4. Business Combination

As described in Note 1, the Business Combination was consummated on February 9, 2021 (the “Closing Date”). For financial accounting and reporting purposes under GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. As a result, the historical operations of Metromile Operating Company are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Metromile Operating Company prior to the Business Combination; (ii) the combined results of the Company and Metromile Operating Company following the Business Combination; (iii) the assets and liabilities of Metromile Operating Company at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Metromile Operating Company stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Metromile Operating Company redeemable convertible preferred stock and Metromile Operating Company common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. Activity within the statement of stockholder’s equity for the issuances and repurchases of Metromile Operating Company redeemable preferred stock, were also retroactively converted to Metromile Operating Company common stock.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the three months ended March 31, 2021 (dollars in thousands).

Recapitalization
Cash – INSU’s trust and cash (net of redemptions)	$229,925
Cash – PIPE	170,000
Less transaction costs and advisory fees paid	31,456
Less cash payments to Metromile Operating Company stockholders	32,000
Net Business Combination and PIPE financing	336,469
Less non-cash net liabilities assumed from INSU	45,516
Net contributions from Business Combination and PIPE Financing	$290,953

Number of Shares
INSU Class A Common stock, outstanding prior to Business Combination	23,540,000
INSU Class B Common stock, outstanding prior to Business Combination	6,669,667
Less redemption of INSU shares	8,372
Common stock of INSU	30,201,295
Shares issued in PIPE	17,000,000
Business Combination and PIPE financing shares	47,201,295
Metromile Operating Company shares (1)	79,525,839
Total shares of common stock immediately after Business Combination	126,727,134

(1)	The number of Metromile Operating Company shares was determined from the 78,313,665 shares of Metromile Operating Company common and preferred stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the common and preferred stock redeemed, converted at the Exchange Ratio of 1.01547844. All fractional shares were rounded down.

5. Deferred Policy Acquisition Costs, Net

DPAC consists of the following (in thousands):

	December 31,	March 31,
	2020	2021
		(unaudited)
Deferred policy acquisition costs	$10,511	$10,818
Less deferred ceding commission	(1,202)	(73)
Less accumulated amortization	(8,653)	(9,012)
Deferred policy acquisition costs, net	$656	$1,733

For the three months ended March 31, 2020 and March 31, 2021 (unaudited), total amortization expense was approximately $0.4 million, included as part of sales, marketing and other acquisition costs in the Company’s consolidated statements of operations.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance recoverable, for the three months ended March 31, 2020 and March 31, 2021 (unaudited) (in thousands):

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Balance at January 1	$52,222	$57,093
Less reinsurance recoverable	(28,837)	(33,941)
Net balance at January 1	23,385	23,152

Incurred related to:
Current year	5,013	9,566
Prior years	296	2,664
Total incurred	5,309	12,230

Paid related to:
Current year	1,134	695
Prior years	5,133	(18,200)
Total paid	6,267	(17,505)

Net balance at end of period	22,427	52,887
Plus reinsurance recoverable	27,642	8,694
Balance at end of period	$50,069	$61,581

These reserve estimates are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting reserves, the Company reviewed its loss data to estimate expected loss development. Management believes that the use of sound actuarial methodology applied to its analyses of historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimates, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends.

The estimation of unpaid losses and LAE reserves is based on existing factors at the date of estimation. Accordingly, future events may result in ultimate losses and LAE significantly varying from a reasonable provision as of the date of estimation. Unfavorable development of claims in future years could result in a significant negative impact on operations, stockholders’ surplus, and RBC. Such development, if not offset by other increases in stockholders’ surplus, could result in the insurance departments of the state of domicile taking regulatory actions against the Insurance Company.

In the first quarter ended March 31, 2021, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of higher severity for the injury coverages. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. However, the business to which the development relates is subject to premium adjustments. In 2020, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of adverse LAE development. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. However, the business to which the development relates is subject to premium adjustments.

 METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Reinsurance

The Company uses reinsurance contracts to protect itself from losses due to concentration of risk and to manage its operating leverage ratios. Effective May 1, 2017, two quota-share reinsurance agreements were entered into under which 85% of the Company’s premiums and losses related to its renewal business occurring May 1, 2017 through April 30, 2018 were ceded to two unaffiliated reinsurers. Effective May 1, 2018, three quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses related to its second term renewal business occurring May 1, 2018 through April 30, 2019, but not covered by the earlier quota-share agreements, were ceded to three unaffiliated reinsurers. Effective May 1, 2019, four quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor, related to its new and renewal business occurring May 1, 2019 through April 30, 2020, but not covered by the earlier quota-share agreements, were ceded to four unaffiliated reinsurers. Effective May 1, 2020, four quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor for one agreement, related to its new and renewal business occurring May 1, 2020 through April 30, 2021, but not covered by the earlier quota-share agreements, were ceded to five unaffiliated reinsurers. In addition, under the reinsurance agreements effective May 1, 2017 and May 1, 2018, LAE is ceded at a fixed rate of 3% of ceded earned premium. Under the reinsurance agreement effective May 1, 2019, LAE is ceded at a fixed rate of 6% of ceded earned premium and will be revalued effective May 1, 2021. Under the reinsurance agreement effective May 1, 2020, LAE is ceded at a fixed rate of 4.75 – 6.0% of ceded earned premium. For the reinsurance agreements effective May 1, 2017 and May 1, 2018, the Company receives a 10.2% ceding commission, sliding based on loss ratios of the ceded business. For the reinsurance agreement effective May 1, 2019, the Company receives a 10.0% ceding commission. For the reinsurance agreement effective May 1, 2020, the Company receives a 10.0 – 11.75% ceding commission, sliding based on loss performance of the ceded business.

In February 2021, Metromile Insurance Company entered into a settlement agreement with Horseshoe Re to commute the reinsurance agreements with effective dates beginning May 1, 2017, May 1, 2018, and May 1, 2019. Pursuant to the agreement, Metromile Insurance Company paid approximately $9 million, net, for commutation of the underlying agreements.

In addition, the Company receives revenue from the reinsurers related to the acquisition costs incurred related to the ceded policies. The revenue is based on the number of policies newly ceded to the reinsurers. During the three months ended March 31, 2020 and March 31, 2021 (unaudited) the Company received $4.4 million and $3.6 million respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. This revenue is recorded in other revenue on the consolidated statements of operations.

The insurance company is not relieved of its primary obligations to policyholders as a result of any reinsurance agreements. The credit risk associated with the Company’s reinsurance contracts is mitigated by using a diverse group of reinsurers and monitoring their financial strength ratings. The reinsurance counterparties and their A.M. Best financial strength rating are as follows: Mapfre Re (A), Cincinnati Insurance Company (A+), Partner Re (A+), Horseshoe Re (not rated), and Topsail Re (not rated). For reinsurance counterparties not rated, adequate levels of collateral are required either in the form of a letter of credit or funded trust account.

The effect of the Company’s reinsurance agreements on premiums, loss and LAE related to the insurance company for the year ended December 31, 2020 and the three months ended March 31, 2021 (unaudited) is as follows (in thousands):

	December 31, 2020
	Premium	Premium	Unearned	Losses and LAE	Loss and LAE
	Written	Earned	Premium	Incurred	Reserves
Direct	$100,611	$99,712	$16,070	$74,943	$57,093
Ceded	(85,504)	(84,740)	(13,668)	(54,010)	(33,941)
Net	$15,107	$14,972	$2,402	$20,933	$23,152

 METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021 (unaudited)
	Premium	Premium	Unearned	Losses and LAE	Loss and LAE
	Written	Earned	Premium	Incurred	Reserves
Direct	$28,010	$25,822	$18,259	$23,994	$61,581
Ceded	(16,200)	(23,551)	(6,317)	(11,764)	(8,694)
Net	$11,810	$2,271	$11,942	$12,230	$52,887

8. Notes Payable, net

The following table summarizes the Company’s debt outstanding, net of issuance costs (in thousands):

	December 31,	March 31,
	2020	2021
		(unaudited)
2019 Loan and Security Agreement	$25,000	$-
Subordinated Note Purchase and Security Agreement	32,461	-
Paycheck Protection Program Loan	5,880	-
Principal Amount Due	63,341	-
Less: Unamortized debt issuance costs and discounts	(11,407)	-
Notes payable, net	$51,934	$-

Paycheck Protection Program Loan

In April 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act for approximately $5,900,000. The loan was evidenced by a promissory note and bore interest at 1% with payments deferred for 10 months after the covered period of 24 weeks. Monthly payments of principal and interest of approximately $330,000 would have begun in September 2021 and continued through maturity in April 2022, if required. The loan was subject to partial or full forgiveness if the Company: used all proceeds for eligible purposes; maintained certain employment levels; and maintained certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations and guidance. This loan was repaid in February 2021 and is no longer outstanding.

Subordinated Note Purchase and Security Agreement

In April 2020, the Company entered into that certain Note Purchase and Security Agreement (as amended, the “Note Purchase Agreement”) with us, as issuer, certain of our subsidiaries, as guarantors, and certain affiliates of Hudson Structured Capital Management (collectively, “Hudson”) with borrowings totaling $31.6 million through December 31, 2020 in the aggregate, along with $0.9 million of capitalized payment in kind (“PIK”) interest. The transaction further provided for additional funds up to $15.0 million over time, from Hudson, the timing of which was subject to reinsurance settlement timing. The outstanding principal under the Note Purchase Agreement was due in April 2025 and bore interest at the following rates: 2% per annum payable quarterly in arrears in cash, and a varying interest rate of 9.0% to 11.0% of PIK interest. The PIK interest was based on the aggregate outstanding principal balance as follows: (i) 11.0% if the outstanding balance was less than $5.0 million; (ii) 10.0% if the outstanding balance was greater than or equal to $5.0 million but less than $10.0 million; and (iii) 9.0% if the outstanding balance was greater than or equal to $10.0 million. PIK interest represents contractually deferred interest that is added to the principal balance outstanding and due at maturity. The loan was secured by substantially all assets of the Company. As of December 31, 2020, the outstanding principal and capitalized PIK interest on the Note Purchase Agreement was $32.5 million, along with $0.6 million of accrued PIK interest not subject to capitalization as of such date. The loan was able to be prepaid in an amount equal to the outstanding principal, accrued cash and PIK interest, and the end of term fee equal to 1% of the principal amount being prepaid. This loan was repaid in March 2021 and is no longer outstanding.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Note Purchase and Security Agreement, the Company issued warrants for up to 8,536,938 of Series E convertible preferred shares, which the Company estimated to have a fair value of $12.5 million at issuance which was recorded as a discount to the debt and was amortized to interest expense over the term of the debt. These warrants were exercised in February 2021 and are no longer outstanding.

2019 Loan and Security Agreement

In December 2019, the Company entered into a Loan and Security Agreement (the “2019 Loan and Security Agreement”) with a group of lenders for a term loan in the amount of $25.0 million. Minimum payments of interest were due monthly through December 2021. Beginning in January 2022, equal payments of principal would have been due monthly in an amount necessary to fully amortize the loan by June 5, 2024. An end of term payment of $0.6 million was due at maturity or date of any prepayment. At the time of origination, the lender was granted a warrant to purchase Series E convertible preferred stock, estimated to have a fair value of $0.5 million at issuance. The warrants were exercised in February 2021 and are no longer outstanding. The loan was secured by substantially all assets of the Company. The Company was required to obtain the lender’s consent regarding certain dispositions, and changes in business, management, or ownership including mergers and acquisitions, as more fully described in the 2019 Loan Agreement. The balance outstanding net of debt issuance costs for the 2019 Loan Agreement was $24.3 million as of December 31, 2020. The loan was prepaid in February 2021 and is no longer outstanding.

The loan was able to be prepaid in an amount equal to the outstanding principal, accrued interest, and the end of term fee, plus a prepayment charge of 3% if paid in the first year after the effective date, 2% if paid in the second year after the effective date, or 1% if prepaid after the second year subsequent to the effective date.

9. Commitments

The Company leases facilities in San Francisco, California, which is the corporate headquarters, Tempe, Arizona and Boston, Massachusetts, as well as certain equipment. The leases are non-cancellable operating leases that expire on various dates through 2030.

Future minimum lease payments relating to these agreements as of March 31, 2021 (unaudited), are as follows (in thousands):

As of March 31, 2021 (unaudited)	Purchase Obligations	Leases	Total
2021 (remaining nine months)	$4,753	$2,466	$7,219
2022	-	3,093	3,093
2023	-	3,181	3,181
2024	-	3,190	3,190
2025	-	2,433	2,433
Thereafter	-	11,186	11,186
Total minimum lease payments	$4,753	$25,549	$30,302

For the three months ended March 31, 2020 and 2021 (unaudited), rent expense was approximately $0.8 million, and $0.7 million, respectively, included as part of other operating expenses on the Company’s consolidated statements of operations.

The Company was not a party to any material litigation, regulatory actions, or arbitration other than what is routinely encountered in claims activity and routine regulatory examinations, none of which is expected by the Company to have a materially adverse effect on the Company’s financial position or operations and/or cash flow as of December 31, 2020 and March 31, 2021 (unaudited).

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity

Common Stock

As of March 31, 2021, the Company had authorized a total of 640,000,000 shares for issuance as common stock. As of March 31, 2021, the Company had 126,727,134 shares of common stock issued and outstanding.

Preferred Stock

As of March 31, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2021, the Company had no shares of preferred stock outstanding.

11. Public and Private Warrants

As of March 31, 2021, the Company had 7,666,646 public warrants and 180,000 private placement warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2021, which is the later of 30 days after the completion of the Business Combination or 12 months from INSU’s IPO closing date. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption:

●	in whole or in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the ordinary shares equals of exceeds $18.00 per share for any 20 trading days within a 30-trading day period on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.

12. Stock Option Plans

2011 Stock Plan

In 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of stock options to officers, directors, employees, and consultants of the Company. Options granted under the 2011 Plan may be Incentive Stock Options (“ISO”) or non-statutory Stock Options (“NSO”) as determined by the Board of Directors at the time of the option grant. The remaining unallocated shares reserved under the 2011 Plan were cancelled and no new awards will be granted under the 2011 Plan. Awards outstanding under the 2011 Plan were assumed by the Company upon the closing and continue to be governed by the terms of the 2011 Plan.

2021 Stock Plan

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 38,018,247 shares of common stock were initially reserved for issuance for ISOs. The 2021 Plan allows for the issuance of ISOs, NSOs, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which options become exercisable and options generally vest over a four-year period. The 2021 Plan became effective immediately following the closing.

 METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or modification. The Company amortizes the estimated fair value to stock compensation expense using the straight-line method over the vesting period of the option. The following is a description of the significant assumptions used in the option pricing model:

●	Expected term — The expected term is the period of time when granted options are expected to be outstanding. In determining the expected term of options, the Company utilized the midpoint between the vesting date and contractual expiration date.

●	Volatility — Because the Company’s stock has limited trading history, the Company calculates volatility by using the historical stock prices of comparable public companies.

●	Risk-free interest rate — The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the rate of treasury securities with the same term as the options.

●	Forfeiture rate — The weighted average forfeiture rate of unvested options.

●	Expected dividends — The Company does not have plans to pay cash dividends in the future. Therefore, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

The following assumptions were used to estimate the value of options granted during the year ended December 31, 2020 and the three months ended March 31, 2021 (unaudited):

Year ended December 31, 2020
Forfeiture rate	19.62% - 25.76%
Volatility	47.00% - 62.00%
Expected term (years)	4.95-7.00
Risk-free interest rate	0.26% - 1.73%
Expected dividends	-

Three months ended March 31, 2021
Forfeiture rate	26.2%
Volatility	62.00%
Expected term (years)	5.33
Risk-free interest rate	0.53%
Expected dividends	-

Performance Based Awards

As of December 31, 2020 the Company had issued 150,000 outstanding performance-based awards (“PSUs”) to Dan Preston, Metromile’s Chief Executive Officer (“CEO”). As of the Closing, the performance-based provision was achieved for the outstanding performance-based awards as the Company completed a change in control event, and the Company recognized the expense related to these PSUs on the Closing date as there were no remaining vesting provisions. As a result, the Company recorded $2.5 million in stock-based compensation expense for the three months ended March 31, 2021.

 METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 11, 2021, the Company deemed as issued 1,750,000 shares of performance-based RSUs granted under the 2021 Plan to Dan Preston. The performance-based RSUs have a term of five years, subject to continuous services by Dan Preston. One third of RSUs that vest are based on a specific number of policies in force achieved by the Company. One third of the RSUs that vest are based on the Company achieving positive operating cash flow for a period of at least one financial quarter. One third of the RSUs vest based on the Company achieving a specific price per share for at least 20 days in a 60-day trading window. Once the performance targets are met, the RSUs that relate to the specific performance target vest immediately. As of March 31, 2021, the Company had recorded $0.3 million in expense from the performance-based RSUs.

Stock Option Activity

The following table summarizes the activity of the Company’s stock option plan:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Stock	Average	Contractual	Value
	Number of	Exercise	Term	(in
	Options	Price	(Years)	thousands)
Outstanding as of December 31, 2018	5,697,328
Options granted	2,300,450	$3.00
Options exercised	(797,961)	$1.72
Options cancelled or expired and returned to plan	(1,703,118)	$2.39
Outstanding as of December 31, 2019	5,496,699	$2.38	7.97	$6,642
Options granted	3,285,266	$3.18
Options exercised	(125,018)	$1.94
Options cancelled or expired and returned to plan	(2,816,326)	$2.77
Outstanding as of December 31, 2020	5,840,621	$2.65	8.10	$70,192
Options granted	4,167	$14.67
Options exercised	(1,072,227)	$2.24
Options cancelled or expired and returned to plan	(176,937)	$3.05
Outstanding as of March 31, 2021	4,595,624	$2.72	7.89	$54,925
Vested and expected to vest as of March 31, 2021	3,494,521	$2.61	7.48	$42,149
Vested and exercisable as of March 31, 2021	1,723,138	$2.17	6.06	$21,547

The fair value of stock options granted are recognized as compensation expense in the consolidated statements of operations over the related vesting periods. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2021 (unaudited) was $7.81. As of March 31, 2021 (unaudited), there was approximately $2.9 million of unrecognized stock-based compensation cost related to stock options granted under the Plan, respectively, which is expected to be recognized over an average period of 2.67 years.

The following table illustrates stock-based compensation expense for employee and nonemployee options for the three months ended March 31, 2020 and March 31, 2021 (unaudited) (in thousands).

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Cost of revenues	$12	$41
Research and development	171	226
Sales and marketing	61	17
Other operating expenses	179	2,924
Total stock-based compensation	$423	$3,208

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

The consolidated effective tax rate for the three months ended March 31, 2020 and 2021 (unaudited), was 0% and 0%, respectively. The main driver of the difference between the federal statutory tax rate of 21% and the effective tax rate for both periods was primarily related to a full valuation allowance against the deferred tax assets.

14. Segment and Geographic Information

The Company operates in the following two reportable segments, which are the same as its operating segments:

-	Insurance Services. Providing insurance policies for automobile owners

-	Enterprise Business Solutions. Providing access to its developed technology under SaaS arrangements along with professional services to third party customers.

Operating segments are based upon the nature of the Company’s business and how its business is managed. The Company’s Chief Operating Decision Maker (“CODM”) is its CEO. The CODM uses the Company’s operating segment financial information to evaluate segment performance and to allocate resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution is segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development expenses, and general and administrative expenses such as legal and accounting.

The total assets of the Insurance services and Enterprise business solutions segments are $403.0 million and $4.8 million, respectively as of March 31, 2021. The consolidated total assets of Operating segments are $407.8 million as of March 31, 2021.

The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Revenue
Insurance services	$8,056	$16,228
Enterprise business solutions	634	1,048
Total revenue	$8,690	$17,276

Contribution
Insurance services	$1,688	$(1,863)
Enterprise business solutions	(562)	(732)
Total contribution	$1,126	$(2,595)

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the Company’s total reportable segments’ contribution to its total loss from operations (in thousands):

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Total segment contribution	$1,126	$(2,595)
Ceded premium, losses and LAE	2,350	(2,905)
Other income	328	1,147
Policy services expenses and other	986	371
Sales, marketing, and other acquisition costs	3,812	47,167
Research and development	1,542	2,006
Amortization of capitalized software	2,697	2,651
Other operating expenses	5,251	8,582
Loss from operations	$(15,840)	$(61,614)

Geographical Breakdown of Direct Earned Premiums

Direct earned premium by state is as follows (in thousands):

	Three Months Ended March 31,
	2020	2021
	(unaudited)
California	$14,591	$15,146
Washington	2,713	2,985
New Jersey	2,197	2,459
Oregon	1,881	1,796
Illinois	1,148	1,041
Arizona	1,102	1,268
Pennsylvania	722	657
Virginia	427	470
Total premiums earned	$24,781	$25,822

During the three months ended March 31, 2020 and March 31, 2021 (unaudited), the Company recognized $0.8 million, and $5.7 million of revenue earned from customers outside the United States, respectively. Long-lived assets are all held in the U.S. For the three months ended March 31, 2020 and March 31, 2021 (unaudited), substantially all of the Company’s revenue was earned from customers residing in the United States.

METROMILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Loss per Share

Net loss per share calculations and potentially dilutive security amounts for all periods prior to the Merger have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Historically, reported weighted average shares outstanding have been multiplied by 1.01547844, which is the share exchange ratio established by the Merger Agreement.

The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Numerator
Net loss attributable to common stockholders ($ in thousands)	$(16,889)	$(103,627)
Denominator:
Weighted average common shares outstanding — basic and diluted	8,871,354	75,791,557
Net loss per share attributable to common stockholders — basic and diluted	$(1.90)	$(1.37)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of Common Stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2021
	(unaudited)
Convertible preferred stock	67,728,286	-
Outstanding stock options - Stock Plan	6,061,672	4,595,624
Warrants for preferred stock	856,682	-
Warrants for common stock	76,000	7,846,667
Restricted stock units	-	8,333
Total anti-dilutive securities	74,722,640	12,450,624

16. Related-Party Transactions

In August 2014, the Company loaned the CEO $0.4 million with interest at 3.09% and adjusted to 1.5% in April 2020, which was used to early exercise stock options issued to the CEO and was due at the earlier of one year after termination of employment, upon an Initial Public Offering or change in control, or ten years from the date issued. The loan was full recourse, and also collateralized by the underlying shares of common stock. For accounting under GAAP, the note receivable is presented as contra-equity in the accompanying consolidated balance sheets. This loan was paid in full in February 2021 and is no longer outstanding.

In March 2018, the Company entered into an agreement with a third party under which the Company developed proprietary software solutions and provides access to and use of such software solutions and related services. In July 2018, the third party became an investor of the Company as part of the Series E convertible preferred stock Financing. During the three months ended March 31, 2020 and March 31, 2021 (unaudited), the Company recognized $0.6 million and $1 million of revenue from the investor, respectively. The Company had $0 million and $0.2 million in accounts receivable balances from the investor as of December 31, 2020 and March 31, 2021 (unaudited) respectively. The Company continues to enter into contracts with the investor related to the Company’s Enterprise business solutions (see Note 14, Segment and Geographic Information).

An executive of Hudson, who the Company entered into a Note Purchase and Security Agreement with in 2020 (see Note 8, Notes Payable, net), is on the Company’s Board of Directors. This loan was repaid in March 2021 and is no longer outstanding.

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

We believe the opportunity for our personalized per-mile insurance product is significant. Federal Highway Administration data indicates that approximately 35% of drivers drive more than half the total miles driven. We believe there is a correlation between the number of miles driven and the number of insurable losses. An October 2016 report by the Insurance Information Institute noted that the increase in claims frequency appears directly linked to the increase in the number of miles driven. Notwithstanding the relationship between miles driven and claims, auto insurance premiums have historically been priced based on a driver’s “class” — and drivers are charged the same basic premium rate as others in their class no matter the actual miles driven. In the traditional pricing model, a driver’s age, credit score, accident history, and geography influences the premium paid more than the actual miles driven. Thus, the 35% of drivers who account for more than half the total miles driven are not paying premiums based on how often they are behind the wheel and increasing the potential for an insurable loss claim. We believe the traditional pricing model is inherently unfair to the majority of drivers — the 65% of drivers who drive less than half the miles driven — as they are effectively subsidizing the minority of drivers who are high-mileage drivers. By offering auto insurance using a per-mile rate and then billing each customer monthly based on their actual miles driven, we are able to provide significant savings to the 65% of drivers who drive less than half the miles driven. Customers can simply use their connected car or use The Pulse to share their data with us — which includes miles driven, and in certain states where permitted by insurance regulators (four of the eight in which we currently operate), driving habits, such as phone use, speeding, hard-braking, accelerating, cornering, and location. Our customers are able to choose when and how to drive and share this information with us to realize these data driven savings every day.

The U.S. auto insurance market is massive, dominated by insurers stuck on legacy technology infrastructure who offer antiquated services. U.S. personal auto insurers write approximately $250 billion of premiums each year, with no carrier currently achieving more than 20% market share. We believe we are strategically positioned to succeed as industry incumbents struggle to meet the significant structural changes underway in an increasingly digital world. The advent of mobile phones has revolutionized modern mobility, while connected and autonomous technologies are drastically changing consumer relationships with vehicles. As we scale and accumulate more data, we believe that we can deliver increasingly better service, pricing and experiences for customers across all stages of the policy lifecycle.

Our Model

The traditional auto insurance industry is focused on charging customers static insurance rates based on a “class” of driver, which is determined based on a set of variables that approximate and estimate risk. The traditional approach requires little ongoing customer engagement and requires manual claims servicing, which results in lower gross margins. In contrast, our model is digitally native, automated, and built using predictive models. Our product provides customized rates for each individual driver, using telematics data and proprietary predictive models to assess risk and determine pricing for each customer, while billing customers based only for their actual miles driven. We have automated the claims approval process, resulting in higher margins, and reduced fraud rates through real-time reporting from telematics devices, resulting in lower loss ratios.

We have experienced strong growth since inception; however, our focus has been on prioritizing unit economics rather than solely focusing on revenue growth through increased net losses. Our priority has been on developing a durable business advantage.

Our gross profit/(loss), which is impacted by our reinsurance arrangements, decreased from $(4.0) million for the three months ended March 31, 2020 to $(2.1) million for the three months ended March 31, 2021. Our accident period contribution profit/(loss), a non-GAAP financial measure that excludes the results of prior period development on loss and LAE, increased from $1.6 million for the three months ended March 31, 2020 to $2.4 million for the three months ended March 31, 2021, largely due to a decrease in losses. Accident quarter refers to the quarter in which the loss occurs, and estimates are made to determine the ultimate expected cost of that loss. These estimates are reassessed each period, and the movement from the initial estimate of that accident period is known as prior period development. We view accident quarter contribution margin as the most relevant metric of current product profitability and use accident quarter contribution margin to consistently evaluate the variable contribution to our business from insurance operations from period to period based on the most current product profitability. Contribution profit/(loss), a non-GAAP financial measure that includes the results of prior period development on loss and LAE, decreased from $1.7 million for the three months ended March 31, 2020 to $(1.9) million for the three months ended March 31, 2021 largely due to unfavorable prior period loss development. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident quarter contribution profit/(loss) and contribution profit/(loss)and a reconciliation to the most comparable GAAP measure.

Reinsurance

We obtain reinsurance to help manage our exposure to property and casualty insurance risks, and since May 2017, we have had proportional reinsurance protecting our business.

The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. Thus, since May 1, 2019, we have ceded a larger percentage of our premium than in prior periods, resulting in a significant decrease in our revenues as reported under GAAP. In addition, under the reinsurance agreements from various years, LAE is ceded at a fixed rate ranging from 3% to 6% of ceded earned premium. In February 2021, we commuted 67% of our reinsurance program, resulting in 34.2% of the book being ceded as of March 2021. Going forward, and given the strength of our current balance sheet, we are working to restructure the remainder of our current reinsurance programs to allow us to manage our surplus at the insurance carrier at a lower cost of capital. We will continue to monitor our reinsurance needs, including new quota share arrangements, to maintain adequate capital levels at the insurance company level.

As we enter into new reinsurance arrangements, whereby the terms and structure may vary widely, our prior results, impacted by reinsurance, may not be a good indicator of future performance, including the fluctuations experienced in gross profit. Thus, we use accident quarter contribution profit/(loss) and contribution profit/(loss) as key measures of our performance.

Key Performance Indicators

We regularly review key operating and financial performance indicators to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP financial and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident quarter contribution profit/(loss), contribution profit/(loss), accident quarter loss ratio and accident quarter LAE ratio and a reconciliation to the most comparable GAAP measures.

The following table presents these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2020	2021
	($ in millions, except for Direct Earned Premium per Policy)
Policies in Force (end of period)	90,922	95,958
Direct Earned Premium per Policy (annualized)	$1,125	$1,100
Direct Written Premium	$26.5	$28.0
Direct Earned Premium	$24.8	$25.8
Gross Profit/(Loss)	$(4.0)	$(2.1)
Gross Margin	(46.5)%	(12.0)%
Accident Quarter Contribution Profit/(Loss)	$1.6	$2.4
Accident Quarter Contribution Margin	6.4%	9.1%
Contribution Profit/(Loss)	$1.7	$(1.9)
Contribution Margin	6.7%	(7.1)%
Direct Loss Ratio	66.0%	78.6%
Direct LAE Ratio	14.0%	14.4%
Accident Quarter Loss Ratio	70.1%	65.1%
Accident Quarter LAE Ratio	10.3%	11.5%

Policies in Force

We define policies in force as the number of current and active policyholders as of the period end date. We view policies in force as an important metric to assess our financial performance because policy growth drives our revenue growth, increases brand awareness and market penetration, generates additional data to continue to improve the performance of our platform, and provides key data to assist strategic decision making for our company.

Direct Earned Premium per Policy

We define direct earned premium per policy as the ratio of direct earned premium divided by the average policies in force for the period, presented on an annualized basis. We view premiums per policy as an important metric because it is a reliable indicator of revenue earned in any given period, and growth in this metric would be a clear indicator of the growth of the business. However, as evidenced by the substantial reduction in miles driven during the COVID-19 pandemic, near-term fluctuations in miles driven can lead to fluctuations in direct earned premium. Thus, we refer to policies in force as a more stable indicator of overall growth. Direct earned premium excludes the impact of premiums ceded to reinsurers such that it reflects the actual business volume and direct economic benefit generated from our customer acquisition efforts. Additionally, premiums ceded to reinsurers can change based on the type and mix of reinsurance structures we use.

Direct Written Premium

We define direct written premium as the total amount of direct premiums on policies that were bound during the period. Direct written premium is a standard insurance metric and is included here for consistency. However, given that much of our premium is written and earned as customer miles are driven (i.e., customers are billed based on true use), unlike our competitors that write all premium up-front, we believe earned premium is a more meaningful comparison to other insurers. Direct written premium excludes mileage-based premium that has not yet been earned. It also excludes the impact of premiums ceded to reinsurers such that it reflects the actual business volume and direct economic benefit generated from our customer acquisition efforts. Additionally, premiums ceded to reinsurers can change based on the type and mix of reinsurance structures we use.

Direct Earned Premium

We define direct earned premium as the amount of direct premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. We view direct earned premium as an important metric because it allows us to evaluate our growth prior to the impact of ceded premiums to our reinsurance partners. It is the primary driver of our consolidated GAAP revenues and represents the result of our sustained customer acquisition efforts. As with direct written premium, direct earned premium excludes the impact of premiums ceded to reinsurers to manage our business, and therefore should not be used as a substitute for net earned premium, total revenue, or any other measure presented in accordance with GAAP.

Gross Profit/(Loss)

Gross profit/(loss) is defined as total revenue minus losses and LAE, policy servicing expense and other, and amortization of capitalized software. Gross margin is equal to gross profit/(loss) divided by total revenue. Gross profit/(loss) includes the effects of reinsurance, thereby increasing volatility of this measure without corresponding changes in the underlying business or operations.

Contribution Profit/(Loss) and Accident Quarter Contribution Profit/(Loss)

Contribution profit/(loss), a non-GAAP financial measure, is defined as gross profit/(loss), excluding the effects of reinsurance arrangements on both total revenue and losses and LAE. It also excludes enterprise software revenues, investment income earned at the holding company, amortization of internally developed software, and devices, while including other policy servicing expenses. Accident quarter contribution profit/(loss), a non-GAAP financial measure, further excludes the results of prior period development on losses and LAE. We believe the resulting calculations are inclusive of the variable costs of revenue incurred to successfully service a policy, but without the volatility of reinsurance. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period because it is the result of direct earned premiums, plus investment income earned at the insurance company, minus direct losses, direct LAE, premium taxes, bad debt, payment processing fees, data costs, underwriting reports, and other costs related to servicing policies. Accident quarter contribution profit/(loss) further excludes the results of prior period development on loss and LAE, thereby providing the most accurate view of the performance of our underlying insurance product, which drives our growth investment decisions and is a strong indicator of future loss performance.

See the section entitled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to contribution profit/(loss) and accident quarter contribution profit/(loss).

Contribution Margin and Accident Quarter Contribution Margin

Contribution margin, a non-GAAP financial measure, is defined as contribution profit/(loss) divided by adjusted revenue. Adjusted revenue excludes the net effect of our reinsurance arrangements, revenue attributable to our enterprise segment, interest income generated outside of our insurance company, and bad debt expense. We view contribution margin as an important metric because it most closely correlates to the economics of our core underlying insurance product and measures our progress towards profitability. Accordingly, we use this non-GAAP financial measure to consistently evaluate the variable contribution to our business from insurance operations from period to period. Accident quarter contribution margin, a non-GAAP financial measure, is defined as accident quarter contribution profit/(loss) divided by adjusted revenue. We view accident quarter contribution margin as an important metric as it excludes the results of prior period development on loss and LAE, thereby providing the most meaningful view of the performance of our current underlying insurance product, which drives our growth investment decisions and is a strong indicator of future loss performance.

See the section entitled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to contribution profit/(loss) and accident quarter contribution profit/(loss).

Direct and Accident Quarter Loss Ratio

We define direct loss ratio expressed as a percentage, as the ratio of direct losses to direct earned premium. Direct loss ratio excludes LAE. We view direct loss ratio as an important metric because it allows us to evaluate losses and LAE separately prior to the impact of reinsurance.

We define accident quarter loss ratio as direct loss ratio excluding prior accident quarter development on losses. We view accident quarter loss ratio as an important metric because it allows us to evaluate the expected ultimate losses, including losses not yet reported, for the most recent accident quarter.

Direct and Accident Quarter LAE Ratio

We define direct LAE ratio expressed as a percentage, as the ratio of direct LAE to direct earned premium. We view the direct LAE ratio as an important metric because it allows us to evaluate losses and LAE separately prior to the impact of reinsurance. We actively monitor the direct LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy.

We define the accident quarter LAE ratio as the direct LAE ratio excluding prior quarter development on LAE. We view accident quarter LAE ratio as an important metric because it allows us to evaluate the expected ultimate LAE, including LAE for claims not yet reported, for the most recent accident quarter.

Recent Developments Affecting Comparability

Business Combination with INSU

In February 2021, we completed the Merger, pursuant to which Metromile Operating Company (formerly MetroMile, Inc.) became our wholly owned direct subsidiary. The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although INSU was the legal acquirer, INSU is treated as the “acquired” company for financial reporting purposes and Metromile Operating Company is treated as the accounting acquirer. This determination was primarily based on the fact that Metromile Operating Company’s stockholders prior to the Merger have a majority of our voting power, Metromile Operating Company’s senior management now comprise substantially all of our senior management, the relative size of Metromile Operating Company compared to our company, and that Metromile Operating Company’s operations comprise our ongoing operations. Accordingly, for accounting purposes, the Merger is treated as the equivalent of a capital transaction in which Metromile Operating Company issued stock for our net assets, which are stated at historical cost, with no goodwill or other intangible assets recorded, and Metromile Operating Company’s financial statements became the Company’s financial statements.

In connection with the Business Combination, we received approximately $310.0 million of cash, which we used to repay certain indebtedness as described herein. We expect to use our cash on hand for working capital and general corporate purposes. We may also use the proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement our business.

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for our nationwide workforce; implementing additional safety policies and procedures for our employees; and suspending employee travel and in-person meetings. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

For the three months ended March 31, 2021, we generated $25.8 million in direct earned premium, an increase of $1.0 million or 4.0%, as compared to $24.8 million for the three months ended March 31, 2020. This increase was primarily due to a year-over-year increase in policies in force. Based on internal data, the average miles driven per policy declined by 16% for the first quarter of 2021 as compared to the same period in 2020. We believe that the potential long-term impacts of COVID-19, as more companies embrace work from home policies, represent an opportunity for us to increase our customer base as drivers continue to look for value-driven insurance solutions that provide the same or a better quality product that aligns to their own driving behaviors.

The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our customers and their spending habits, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs. Impacts on our revenue and costs may continue through the duration of this crisis. It is possible that the COVID-19 pandemic, the measures taken by federal, state, or local authorities and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.

Key Factors and Trends Affecting our Operating Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

Our Ability to Attract New Customers

Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. Our growth strategy is centered around accelerating our existing position in markets that we already serve, expanding into new markets nationally across the United States, developing new strategic partnerships with key players in the automotive industry, and growing our enterprise software sales.

Our Ability to Retain Customers

Turning our customers to lifetime customers is key to our success. We realize increasing value from each customer retained as a recurring revenue base, which forms a basis for organic growth for our new product offerings and improves our loss ratios over time. Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, offerings of our competitors and pricing of our products.

Our Ability to Expand Nationally Across the United States

Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are licensed in 49 states and the District of Columbia, and active in eight states. We plan to apply our highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. This will allow us to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state.

Our Ability to Introduce New and Innovative Products

Our growth will depend on our ability to introduce new and innovative products that will drive the organic growth from our existing customer base as well as from potential customers. Our insurance offerings as well as our technology platform offered to enterprise customers provides us with a foundation to provide a broad set of insurance products to consumers in the future.

Our Ability to Manage Risk Through Our Technology

Risk is managed through our technology, artificial intelligence, and data science, which we utilize to accurately determine the risk profiles of our customers. Our ability to manage risk is augmented over time as data is continuously collected and analyzed by our machine learning with the objective of lowering our loss ratios over time. Our success depends on our ability to adequately and competitively price risk.

Components of Our Results of Operations

Revenue

Revenues are generated primarily from the sale of our pay-per-mile auto insurance policies within the United States, revenue related to policy acquisition costs recovered as part of the reinsurance arrangement, and through sales of our proprietary AI claims platform. Revenue excludes premiums ceded to our reinsurers (see the section entitled “— Reinsurance” for further information).

Premiums Earned, net

Premiums earned, net represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Revenue from premiums is earned over the term of the policy, which is written for six-month terms. The premium for the policy provides for a base rate per month for the entire policy term upon the binding of the policy plus a per-mile rate multiplied by the miles driven each day (based on data from the telematics device, subject to a daily maximum).

Investment Income

Investment income represents interest earned from our fixed maturity and short-term investments less investment expenses and is recorded as the income is earned. Investment income is directly correlated with the size of our investment portfolio and with the market level of interest rates. The size of our investment portfolio is expected to increase in future periods, and therefore investment income is also expected to increase, as we continue to invest both customer premiums and equity proceeds into our investment portfolio.

Other Revenue

Other revenue consists of enterprise revenue, revenue related to policy acquisition costs recovered as part of the reinsurance arrangements with our reinsurance partners, reinsurance profit commissions based on performance of the ceded business, gain on reinsurance commutation and policy commissions earned from NGI. We have developed technologies intended for internal use to service our insurance business and have started offering our technologies to third-party insurance carriers. Enterprise revenue represents revenues generated from the licensing of such internally developed software on a subscription basis, and sales of our professional services, which includes customization and implementation services for customers. We also earn revenues from policy acquisition costs recovered for policies newly ceded to our reinsurance partners, and we earn commissions for policies underwritten by NGI prior to becoming a full-stack insurance carrier in 2016.

Costs and Expenses

Our costs and expenses consist of losses and LAE, policy servicing expense and other, sales, marketing, and other acquisition costs, research and development, amortization of capitalized software, and other operating expenses.

Losses and LAE

Our losses and LAE consist of the net cost to settle claims submitted by our customers. Losses consist of claims paid, case reserves, as well as claims incurred but not reported, net of estimated recoveries from salvage and subrogation. LAE consists of costs borne at the time of investigating and settling a claim. Losses and LAE represents management’s best estimate of the ultimate net cost of all reported and unreported losses occurred through the balance sheet date. Estimates are made using individual case-basis valuations and statistical analyses and are continually reviewed and adjusted as necessary as experience develops or new information becomes known. These reserves are established to cover the estimated ultimate cost to settle insured losses.

Both losses and LAE are net of amounts ceded to reinsurers. We enter into reinsurance contracts to protect our business from losses due to concentration of risk and to manage our operating leverage ratios, as well as to provide additional capacity for growth. Our reinsurance contracts consist of quota-share reinsurance agreements with our reinsurance partners under which risks are covered on a pro-rata basis for all policies underwritten by us (see the section entitled “— Reinsurance” for further discussion). These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Losses and LAE may be paid out over a period of years.

Various other expenses incurred during claims processing are allocated to losses and LAE. These amounts include claims adjusters’ salaries and benefits, employee retirement plan related expenses and stock-based compensation expenses (Personnel Costs); software expenses; and overhead allocated based on headcount (Overhead).

Policy Servicing Expense and Other

Policy servicing expense and other includes personnel costs related to our technical operations and customer experience teams, data transmission costs, credit card and payment processing expenses, premium taxes, and amortization of telematic devices. Policy servicing expense and other is expensed as incurred.

Sales, Marketing and Other Acquisition Costs

Sales, marketing, and other acquisition costs includes spend related to advertising, branding, public relations, third-party marketing, consumer insights, reinsurance ceding commissions, and expense recognized due to return of onboarding allowance as part of reinsurance commutation. These expenses also include related personnel costs and overhead. We incur sales, marketing and other acquisition costs for all product offerings including our newly introduced software as a service (“SaaS”) platform which provides access to our developed technology under SaaS arrangements, along with professional services to third-party customers (“Enterprise business solutions”). Sales, marketing and other acquisition costs are expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. We plan to continue investing in marketing to attract and acquire new customers, increase our brand awareness, and expand our Enterprise product offering. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales, marketing and other acquisition costs will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

Research and Development

Research and development consist of costs that support our growth and expansion initiatives inclusive of website development costs, software development costs related to our mobile app and Enterprise business solution, and new product development costs. These costs include third-party services related to data infrastructure support; personnel costs and overhead for product design, engineering, and management; and amortization of internally developed software. Research and development costs are expensed as incurred, except for costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life. We expect that research and development expenses will increase in both absolute dollars and percentage of revenues in future periods in the near-term. We expect that, in the long-term, our research and development expenses will decrease as a percentage of revenue as these represent largely fixed costs.

Amortization of Capitalized Software

Amortization of capitalized software relates to the amortization recorded for the capitalized website and software development costs for the period presented.

Other Operating Expenses

Other operating expenses primarily relate to personnel costs and overhead for corporate functions, external professional service expenses and depreciation expense for computers, furniture, and other fixed assets. General and administrative expenses are expensed as incurred.

We expect to incur incremental operating expenses to support our global operational growth and enhancements to support our reporting and planning functions.

We expect to incur significant additional operating expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our accounting, finance, and legal teams to support our increased compliance requirements and the growth of our business. As a result, we expect that our other operating expenses will increase in absolute dollars and percentage of revenues in future periods in the near-term. We expect that, in the long-term, our other operating expenses will decrease as a percentage of revenue as these represent largely fixed costs.

Interest expense

Interest expense primarily relates to interest incurred on our long-term debt, the amortization of debt issuance costs.

Increase in fair value of stock warrant liability

Increase in fair value of stock warrant liability primarily relates to changes in the fair value of warrant liabilities.

Results of Operations

The following table presents our consolidated statement of operations for the three months ended March 31, 2020 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Revenue
Premiums earned, net	$3,427	$1,125	$(2,302)	(67)%
Investment income	280	36	(244)	(87)%
Other revenue	4,983	16,115	11,132	223%
Total revenue	8,690	17,276	8,586	99%
Costs and expenses
Losses and loss adjustment expenses	5,405	12,263	6,858	127%
Policy servicing expense and other	4,628	4,443	(185)	(4)%
Sales, marketing and other acquisition costs	3,888	47,294	43,406	1,116%
Research and development	2,663	3,650	987	37%
Amortization of capitalized software	2,697	2,651	(46)	(2)%
Other operating expenses	5,249	8,589	3,340	64%
Total costs and expenses	24,530	78,890	54,360	222%
Loss from operations	(15,840)	(61,614)	(45,774)	289%
Other expense
Interest expense	739	15,876	15,137	2,048%
Increase in fair value of warrant liability	310	26,137	25,827	8,331%
Total other expense	1,049	42,013	40,964	3,905%
Net loss before taxes	(16,889)	(103,627)	(86,738)	514%
Net loss after taxes	$(16,889)	$(103,627)	$(86,738)	514%

Comparison of the Three Months Ended March 31, 2020 and March 31, 2021

Revenue

Premiums Earned, net

Net premiums earned decreased $2.3 million, or 67%, from $3.4 million for the three months ended March 31, 2020 to $1.1 million for the three months ended March 31, 2021, which was primarily attributable to a $2.6 million increase in premiums ceded to our reinsurance partners driven by a reinsurance commutation settlement, and a $0.7 million increase in bad debt expense which was due primarily to state mandated COVID-19 payment extensions. This was partially offset by a $1 million increase in direct earned premiums which was primarily attributable to an increase in policies in force during the three months ended March 31, 2021. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance. Direct earned premium increased by $1.0 million from $24.8 million for the three months ended March 31, 2020 to $25.8 million for the three months ended March 31, 2021.

Investment Income

Investment income decreased $0.2 million, or 87%, from $0.3 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021. The decrease was primarily due to a lower balance of highly liquid fixed income investments during the three months ended March 31, 2021.

Other Revenue

Other revenue increased $11.1 million, or 223%, from $5.0 million for the three months ended March 31, 2020 to $16.1 million for the three months ended March 31, 2021. The increase was primarily attributable to a $11.3 million gain recognized on reinsurance commutation settlement and $0.4 million increase in revenues from new customer implementations of our Enterprise business solutions, offset by a $0.8 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. A substantial portion of Enterprise business solutions revenue was from one customer who was an investor and therefore a related party, as described in Note 16 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Costs and Expenses

Losses and LAE

Losses and LAE increased $6.9 million, or 127%, from $5.4 million for the three months ended March 31, 2020 to $12.3 million for the three months ended March 31, 2021. The increase in net losses of $6.4 million was driven by ceding less losses and thereby retaining more losses as a result of commuting a portion of our reinsurance program, which represented approximately $2.5 million, as well as a reserve adjustment for periods prior to the first quarter of 2021 of $3.9 million and an overall increase in claims frequency Additionally, LAE increased by $0.4 million due to an increase in defense and cost containment reflecting a reserve adjustment for periods prior to the first quarter of 2021.

Policy Servicing Expense and Other

Policy servicing expense and other decreased $0.2 million, or 4%, from $4.6 million for the three months ended March 31, 2020 to $4.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to improved operating efficiencies and a decrease in personnel related expenses.

Sales, Marketing, and Other Acquisition Costs

Sales, marketing, and other acquisition costs increased $43.4 million, or 1,116%, from $3.9 million for the three months ended March 31, 2020 to $47.3 million for the three months ended March 31, 2021. Of this increase, $41.4 million was reinsurance-related including commutation settlement and impact to ceding commission offset. During the quarter, we completed the first phase of restructuring our reinsurance program commuting over 65% of the program. As a result of the commutation, we recorded a gain of $11.3 million recorded in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $40.1 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Additionally, as part of our typical marketing efforts, there was an increase of $1.0 million in both our online and offline marketing campaigns. This was reduced by a $1.3 million less in reinsurance ceding commission which serves as an offset to sales and marketing expense.

Research and Development

Research and development increased $1.0 million, or 37%, from $2.7 million for the three months ended March 31, 2020 to $3.7 million for the three months ended March 31, 2021. The increase was primarily attributable to a decrease of $2.1 million in capitalized software costs which serves as an offset to research and development expense, which in turn was offset by a decrease of $1.1 million in personnel costs attributable to a reduction in force in response to the COVID-19 pandemic.

Amortization of Capitalized Software

Amortization of capitalized software decreased $0.1 million, or 2%, from $2.7 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. The decrease was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.

Other Operating Expenses

Other operating expenses increased $3.3 million, or 64%, from $5.3 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The increase was primarily driven by stock-based compensation expense of $2.8 million for Dan Preston’s performance based award as described in Note 12 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q and an increase in general corporate overhead costs.

Interest Expense

Interest expense increased $15.1 million, or 2,048%, from $0.7 million for the three months ended March 31, 2020 to $15.8 million for the three months ended March 31, 2021. The increase was primarily attributable to a $14.1 million non-recurring write off of unamortized debt issuance costs and debt prepayment fees related to debt payoff during the three months ended March 31, 2021 as described in Note 8 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. As of March 31, 2021, all debt had been repaid and no outstanding debt remains on the balance sheet.

Increase in fair value of stock warrant liability

Fair value of stock warrant liability increased $25.8 million, from $0.3 million for the three months ended March 31, 2020 to $26.1 million for the three months ended March 31, 2021. The increase was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and Public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP, and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, accident quarter contribution profit/(loss) and contribution profit/(loss) should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that these non-GAAP measures fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Our management use these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (1) monitor and evaluate the performance of our business operations and financial performance; (2) facilitate internal comparisons of the historical operating performance of our business operations; (3) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (4) review and assess the operating performance of our management team; (5) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (6) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

The following table provides a reconciliation of total revenue to contribution profit/(loss) and accident quarter contribution profit/(loss) for the three months ended March 31, 2020 and March 31, 2021:

	Three Months Ended March 31,
	2020	2021
	($ in millions)
Total revenue	$8.7	$17.3
Losses and LAE	(5.4)	(12.3)
Policy servicing expense and other	(4.6)	(4.4)
Amortization of capitalized software	(2.7)	(2.7)
Gross profit/(loss)	(4.0)	(2.1)
Gross margin	(46.5)%	(12.0)%

Less revenue adjustments
Revenue Adjustments Related to Reinsurance	16.8	8.9
Revenue from Enterprise Segment	(0.6)	(1.0)
Interest Income and Other	0.3	1.0

Less costs and expense adjustments
Loss and LAE Adjustments Related to Reinsurance	(14.4)	(11.8)
Loss and LAE Adjustments Related to Prior Period Development	(0.1)	4.3
Bad Debt, Report Costs and Other Expenses	(0.1)	(0.6)
Amortization of Internally Developed Software	2.7	2.7
Devices	1.0	1.0
Accident quarter contribution profit/(loss)	$1.6	$2.4

Prior Period Development	0.1	(4.3)

Contribution profit/(loss)	$1.7	$(1.9)

Adjusted revenue	$25.2	$26.2
Accident quarter contribution margin	6.4%	9.1%
Contribution margin	6.7%	(7.1)%

Liquidity and Capital Resources

We are a holding company that transacts a majority of our business through operating subsidiaries. Through our insurance subsidiaries, we sell pay-per-mile auto insurance policies to customers and through our Enterprise subsidiary, we sell our insurance solution technology to third-party insurance carriers. From inception through completion of the Merger, we financed our operations primarily through sales of insurance policies, sales of our Enterprise platform, and the net proceeds received from the issuance of preferred stock, debt, and sales of investments. As of March 31, 2021, we had $221.5 million in cash and cash equivalents which includes $310.0 million received in cash from the trust account and the private placements in connection with the Closing in February 2021. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.

Insurance companies in the United States are also required by state law to maintain a minimum level of capital and surplus. Insurance companies are subject to certain RBC requirements as specified by NAIC. These standards for property and casualty insurers are used as a means of monitoring the financial strength of insurance companies. Under these requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. Such regulation is generally for the protection of the policyholders rather than stockholders. As of December 31, 2020, our capital and policyholders’ surplus exceeded the minimum RBC requirements. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the expansion of marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.

As part of our plans to restructure our reinsurance program and ensure the insurance carrier is adequately capitalized, approximately $50.0 million moved from unrestricted to restricted cash in the first quarter of 2021, a portion of which was used for reinsurance commutation settlement.

The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2020	2021
	($ in millions)
Net cash used in operating activities	$(19.1)	(29.4)
Net cash provided by investing activities	14.2	0.7
Net cash provided by financing activities	0.05	273.5

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $29.4 million, which was an increase of net cash used of $10.3 million from $19.1 million for the three months ended March 31, 2020. Cash used during this period included $54.5 million from net loss for the three months ended March 31, 2021, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities increased by $32.5 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, prepaid expenses and other, unearned premium reserve, and loss and LAE reserves.

Net cash used in operating activities for the three months ended March 31, 2020 was $19.1 million. Cash used during this period included $11.7 million from net loss for the three months ended March 31, 2020, excluding the non-cash impacts from depreciation, stock-based compensation, and other non-cash items. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in ceded reinsurance premium payable, loss and LAE reserves, other liabilities, and unearned premium reserves which outpaced the growth of premiums and accounts receivable, reinsurance recoverable and accounts payable. The increase in cash used in operating activities from the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due toa reinsurance commutation settlement, as well as an increase in corporate overhead costs.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 and 2020 was $0.7 million and $14.2 million, respectively, which was primarily driven by maturities of marketable securities offset by our continued investment in telematics devices, leasehold improvements, and other equipment, as well as continued investment in our website and software development.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $273.5 million compared to $0.05 million in cash used in or provided by financing activities for the three months ended March 31, 2020. The increase in cash provided by financing activities is primarily due to cash received from the trust account and the private placements in connection with the Closing in February 2021.

Contractual Obligations

The following is a summary of material contractual obligations and commitments as of March 31, 2021:

	Total	2021( remaining nine months)	2022 – 2023	2024 – 2025	Thereafter
	(in millions)
Long-term debt	$-	$-	$-	$-	$-
Interest on long-term debt	-	-	-	-	-
Operating Leases	25.5	2.4	6.3	5.6	11.2
Purchase Commitments	4.8	4.8	-	-	-
Total	$30.3	$7.2	$6.3	$5.6	$11.2

Financing Arrangements

Subordinated Note Purchase and Security Agreement

In April 2020, we entered into the Note Purchase Agreement with Hudson, which was amended in February 2021 to reflect the consummation of the Merger by adding INSU as a guarantor and reflecting our new corporate structure. An executive of Hudson is on our board of directors and is a related party, as discussed in Note 16 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.

Under the Note Purchase Agreement, we could issue up to $50.0 million in aggregate principal amount of senior secured subordinated PIK notes due in 2025 (the “Notes”). The Note Purchase Agreement further provided for additional funds of up to an aggregate of $15.0 million over time from Hudson, the timing of which was subject to reinsurance settlement timing. Notes issued under the Note Purchase Agreement were due on the fifth anniversary of their issuance, starting in April 2025, and bore interest at the following rates: 2% per annum payable quarterly in arrears in cash, and a varying interest rate of 9.0% to 11.0% PIK interest. The PIK interest was based on the aggregate outstanding principal balance as follows: (i) 11.0% if the outstanding balance was less than $5.0 million; (ii) 10.0% if the outstanding balance was greater than or equal to $5.0 million but less than $10.0 million, and (iii) 9.0% if the outstanding balance was greater than or equal to $10.0 million. PIK interest represents contractually deferred interest that was added to the principal balance outstanding each quarter and due at maturity. The Notes were secured by substantially all of our assets. We had the right to prepay the Notes at any time subject to payment of a fee. As of December 31, 2020, $31.6 million aggregate principal amount of the Notes was outstanding, along with $0.9 million of capitalized PIK interest. Subsequent to December 31, 2020, we issued additional Notes having an aggregate principal amount of $2.0 million. As of March 30, 2021, there was approximately $36.6 million of principal and PIK interest outstanding under the Hudson debt facility, which we repaid on such date, along with the prepayment fee of $0.4 million. Accordingly, there are no longer any Notes outstanding.

As part of the entry into the original Note Purchase Agreement, we issued warrants for up to 8,536,938 of Series E convertible preferred shares, which we estimated to have a fair value of $12.5 million at issuance, which was recorded as a discount to the debt and is being amortized to interest expense over the term of the debt. These warrants were net exercised immediately prior to the Effective Time (as defined in the Merger Agreement) and are no longer outstanding.

Paycheck Protection Program Loan

In April 2020, we were granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the CARES Act, section 7(a)(36) of the Small Business Act for approximately $5.9 million. The balance outstanding for the Paycheck Protection Program loan was $5.9 million at December 31, 2020. We repaid this loan concurrent with the consummation of the Merger and it is no longer outstanding.

2019 Loan and Security Agreement

In December 2019, we entered into a Loan and Security Agreement (the “2019 Loan and Security Agreement”) with us, as borrower, certain of our subsidiaries, as guarantors and certain affiliates of Multiplier Capital, LLC and other financial institutions, as lenders and agent, providing for a term loan in aggregate principal amount of $25.0 million. Minimum payments of interest were due monthly through December 2021. Beginning in January 2022, equal payments of principal would have been due monthly in an amount necessary to fully amortize the loan by June 5, 2024. An end of term payment of $0.6 million was due at maturity or date of any prepayment. The loan was secured by substantially all of our and the guarantor’s assets. Lender’s consent was required to be obtained regarding certain dispositions, and changes in business, management, or ownership including mergers and acquisitions, such as the Merger, as more fully described in the 2019 Loan and Security Agreement. The balance outstanding net of debt issuance costs for the 2019 Loan and Security Agreement was $24.3 million as of December 31, 2020.

The loan could be prepaid in an amount equal to the outstanding principal, accrued interest, and the end of term fee, plus a prepayment charge of 3% if paid in the first two years after the effective date, 2% if paid in the third year after the effective date, or 1% if prepaid after the third year subsequent to the effective date. Accordingly, we prepaid this loan in connection with the consummation of the Merger and is no longer outstanding.

At the time of origination, the lender was granted a warrant to purchase Series E convertible preferred stock, estimated to have a fair value of $0.5 million at issuance. These warrants were net exercised immediately prior to the Effective Time and are no longer outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, premium write-offs, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

During the three months ended March 31, 2021, there have been no material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements filed as Exhibit 99.2 and Exhibit 99.1, respectively, to the Company’s Form 8-K/A filed with the SEC on March 31, 2021.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain credit and interest rate risks as part of our ongoing business operations.

Credit Risk

We are exposed to credit risk on our investment portfolio and our reinsurance contracts. Investments that potentially subject us to credit risk consist principally of cash and marketable securities. We place our cash and cash equivalents with financial institutions with high credit standing and our excess cash in marketable investment grade securities. With respect to our reinsurance contracts, we are exposed to credit risk from reinsurance recoverables and prepaid reinsurance premiums, which is mitigated by using a diverse group of reinsurers and monitoring their financial strength ratings. For any reinsurance counterparties who are not rated, we require adequate levels of collateral in the form of a trust account or Letter of Credit.

Interest Rate Risk

Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risks. Our primary market risk has been interest rate risks which impacts the fair value of our liabilities as well as interest rate risks associated with our investments in fixed maturities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report solely due to the material weakness in our internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On April 12, 2021, the Acting Director of the Division of Corporate Finance and the Acting Chief Accountant of the SEC issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”). The Statement indicated that when certain features are included in warrants issued in special purpose acquisition company (“SPAC”) transactions, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Management analyzed and evaluated INSU’s financial statements previously filed in the 2020 Form 10-K for the year ended December 31, 2020 and concluded that there is a material misstatement related to the accounting for complex financial instruments in the historical financial statements of INSU for the year ended December 31, 2020. We have filed a Current Report on Form 8-K under Item 4.02 that includes a statement of non-reliance on such historical financial statements and intend to file an amendment to the 2020 Form 10-K as soon as reasonably practicable.

Prior to the issuance of the Statement, management had concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by the 2020 Form 10-K. However, in response to the guidance in the Statement, management re-evaluated INSU’s disclosure controls and procedures as of December 31, 2020 and concluded that INSU’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 due to a material weakness in internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments.

Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q included consideration of the guidance set forth in the Statement. Based on the items discussed in the Statement, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2021, we did not design and maintain effective controls over financial reporting relating to the accounting treatment for complex financial instruments, as discussed above.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation Plan

We are taking steps to remediate the material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These plans and actions will begin immediately and are subject to ongoing review by senior management and Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, we completed the Business Combination, following which the disclosure controls and procedures and internal controls over financial reporting of Metromile Operating Company (as the deemed accounting acquirer) became the disclosure controls and procedures and internal controls over financial reporting of the Company, and the financial reporting and accounting personnel of Metromile Operating Company assumed such roles and responsibilities of the Company. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities, some of which, to date, have related to insurance claims made against us. Other than as described below, our management believes that there are currently no extra contractual or non-claim related litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated November 24, 2020, dated January 12, 2021 by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Annex AA to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021, dated February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.2	Second Amended and Restated Bylaws of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.1	Amended and Restated Registration Rights Agreement, dated February 9, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.2	Office Lease by and between 425 MKT REIT, LLC and Metromile, Inc., dated May 16, 2019 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
10.3	Omnibus Amendment No. 2 to Note Purchase and Security Agreement, by and between Metromile, Inc., HSCM Bermuda Fund Ltd., and the Schedule of Holders listed on Exhibit B, dated February 9, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.4#	Metromile, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
10.5#	Metromile, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
10.6#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
10.7#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2020).
10.8#	Offer Letter, dated January 30, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.9#	Offer Letter, dated February 11, 2021, by and between Metromile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021).

10.10#	Offer Letter, dated January 18, 2019, by and between MetroMile, Inc. and Paw Andersen (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.11#	Offer Letter, dated September 21, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.12#	Offer Letter, dated December 16, 2019, by and between MetroMile, Inc. and Mark Gundacker (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.13#	Offer Letter, dated January 3, 2020, by and between MetroMile, Inc. and Jesse McKendry (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.14#	Form of MetroMile, Inc. Confidential Information and Invention Assignment Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.15#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated February 7, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.16#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated November 4, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.17	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROMILE, INC.

Date: May 19, 2021	By:	/s/ Lindsay Alexovich
Lindsay Alexovich
Chief Accounting Officer (Principal Financial and Accounting Officer)