Form 10-K/A
period 2020-12-31
Metromile, Inc.
filed 2021-06-02
CIK 1819035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Metromile, Inc., referred to herein as the company, we, or us, and formerly known as INSU Acquisition Corp. II, or INSU, is filing this Amendment No. 1 on Form 10-K/A, or the Amended Annual Report, to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2020, or the Original Filing, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2021, including INSU’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020, or the Restatement.

Subsequent to the issuance of the Original Filing, the Company’s management became aware that INSU’s consolidated financial statements as of and for the year ended December 31, 2020 contained errors resulting from the improper classification of its public and private placement warrants to purchase Class A ordinary shares that the Company, collectively, the Warrants, which were initially issued by INSU, a “special purpose acquisition company,” or SPAC, in connection with its initial public offering, or Initial Public Offering, in September 2020. On April 12, 2021, the Acting Director of the Division of Corporation Finance and the Acting Chief Accountant of the SEC issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs,” or the Statement. The Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the Statement, the Company concluded the Warrants do not meet the conditions to be classified in equity and instead, the warrants meet the definition of a derivative under Accounting Standards Codification 815, under which the Company should record the Warrants as liabilities on the Company’s consolidated balance sheet at fair value as of the Merger Date, with subsequent changes in their respective fair values recognized in the Company’s consolidated statement of operations at each reporting date. As a result, the Restatement gives effect to the correction of this error in INSU’s consolidated financial statements as of and for the year ended December 31, 2020. The Company also identified a reclassifications error related to temporary equity and permanent equity. Refer to Note 2, “Restatement of Previously Issued Financial Statements” and Note 13, “Impact of Restatement on Quarterly Financial Information (Unaudited)” within the Notes to the Consolidated Financial Statements of this Amended Annual Report for additional information.

Except as discussed above and as further described in Notes 2 and 13 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the Restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

Items Amended by this Filing

Each of the following items included in the Original Filing are amended and restated in their entirety in this Amended Annual Report:

●	Part I, Item 1A. Risk Factors.

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II, Item 8. Financial Statements and Supplementary Data.

●	Part II, Item 9A. Controls and Procedures.

●	Part IV, Item 15. Exhibits, Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company’s principal executive officer and principal financial officer (attached as Exhibits 31.1, 31.2 and 32.1).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Annual Report and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Amended Annual Report, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Amended Annual Report. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Amended Annual Report may include, for example, statements about:

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

i

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

Should one or more of the risks or uncertainties described in this Amended Annual Report, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in this Amended Annual Report and in the Original Filing, including under the section entitled “Item 1A. Risk Factors” and in our periodic filings with the Securities and Exchange Commission, or the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Amended Annual Report and the documents incorporated by reference herein completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Amended Annual Report or any supplement are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

Furthermore, the enterprise business unit’s revenue and customer growth could slow or decline for a number of reasons, including slowing demand for its products, increased competition, changes to technology, a decrease in growth in the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Moreover, we have encountered and will continue to encounter a number of risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Amended Annual Report. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our market, or if we do not address these risks successfully, the enterprise business unit’s operating and financial results could differ materially from our expectations and this business unit could suffer.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

In connection with the Restatement discussed herein, management re-evaluated the Company’s disclosure controls and procedures as of December 31, 2020 and identified a material weakness in internal control over financial reporting relating to the accounting treatment for certain complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See “Item 9A: Controls and Procedures,” of this Amended Annual Report for further discussion.

We are taking steps to remediate the identified material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. However, we cannot be certain that such measures will remediate the identified material weakness or that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the identified material weakness, our ability to record, process and report financial information and required SEC reports in an accurate and timely manner could be adversely affected. Any such failure could negatively affect the market price of our common stock, cause investors to lose confidence in our reported financial information, subject us to litigation or investigation by the SEC or other regulatory authorities and generally materially adversely impact our business and results of operations.

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

Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risks described in these Risk Factors, and elsewhere in this Amended Annual Report and the Original Filing, factors that may contribute to the variability of our quarterly and annual results include:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of INSU should be read in conjunction with INSU’s audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” in this Amended Annual Report and in the Original Filing and “Item 1A. Risk Factors” in this Amended Annual Report and in the Original Filing.

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

As a result of the closing of the Business Combination, we acquired 100% of the stock of Legacy Metromile and its subsidiaries and the Legacy Metromile Stockholders hold a majority of the voting power of our company, Legacy Metromile’s senior management comprise substantially all of our senior management, and Legacy Metromile’s operations now comprise our ongoing operations. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Legacy Metromile issued stock for the net assets of INSU and Legacy Metromile’s financial statements became our financial statements. Additional information regarding the Business Combination and related transactions is set forth in our Current Report on Form 8-K, initially filed with the SEC on February 11, 2021 and amended on February 11, 2020, and March 31, 2021, or the Business Combination 8-K.

The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of INSU. Legacy Metromile’s audited consolidated financial statements for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations are included in the Business Combination 8-K, and updated combined pro forma financial information as of December 31, 2020 is included in Amendment No. 3 to the Business Combination 8-K, which is being filed substantially concurrently with this Amended Annual Report.

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the financial statements for the year ended December 31, 2020 included in the Original Filing. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the Restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended. The impact of the Restatement is more fully described in Notes 2 and 13 to the restated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 9A: Controls and Procedures,” of this Amended Annual Report.

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

For the year ended December 31, 2020, we had a net loss of $15,636,976, which consisted of operating costs of $578,277, non-operating costs of $15,058,699 related to change in fair value of warrant liabilities and transaction costs allocable to the warrants offset by interest income on marketable securities held in the trust account of $7,184.

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

On September 8, 2020, we consummated the IPO of 23,000,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 540,000 units to our Sponsor and Cantor, at a price of $10.00 per unit, generating gross proceeds of $5,400,000.

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

For the year ended December 31, 2020, cash used in operating activities was $660,247, which was comprised of our net loss of $15,636,976, interest earned on marketable securities held in the trust account of $7,184 and changes in operating assets and liabilities, which used $79,970 of cash for operating activities.

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

Critical Accounting Policies (as restated)

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification, or ASC Topic 480 “Distinguishing Liabilities from Equity,” or ASC 480, common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Warrant Liability (as restated)

We classify the Warrants as a liability on our consolidated balance sheet as of December 31, 2020. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. The fair value of the public warrants issued in connection with the Initial Public Offering and the private placement warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the private placement warrants were estimated using a Monte Carlo simulation model or Black-Scholes Merton model. The fair value of public warrants issued in connection with the Initial Public Offering were measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020.

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

Restatement of previously issued financial statements

As discussed in Note 2, the 2020 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

March 31, 2021 (except for the effect of the restatement disclosed in Notes 2 and 11, as to which the date is June 2, 2021)

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019

ASSETS
Current Assets
Cash	$330,837	$—
Prepaid expenses	205,921	—
Total Current Assets	536,758	—

Deferred offering costs		10,315
Marketable securities held in Trust Account	230,007,184	—
TOTAL ASSETS	$230,543,942	$10,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$125,075	$1,124
Accrued offering costs	—	10,315
Total Current Liabilities	125,075	11,439

Warrant liabilities	27,837,928
Deferred underwriting fee payable	9,800,000	—
Total Liabilities	37,763,003	11,439

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 23,000,000 shares at redemption value as of December 31, 2020	230,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 540,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	54	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,846,667 shares issued and outstanding as of December 31, 2020 and 2019	785	785
Additional paid-in capital	0	24,215
Stock subscription receivable	—	(25,000)
Accumulated deficit	(37,219,900)	(1,124)
Total Stockholders’ Equity (Deficit)	(37,219,061)	(1,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,543,942	$10,315

The accompanying notes are an integral part of these financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020 (As Restated)	2019

Formation and operating costs	$578,277	$976
Loss from operations	(578,277)	(976)

Other income:

Interest income on marketable securities held in Trust Account	7,184	—
Change in fair value of warrant liabilities	(14,245,031)
Transaction costs allocable to warrant liabilities	(820,852)
Other income (loss)	(15,058,699)	—

Loss before income taxes	(15,636,976)	(976)
Net loss	$(15,636,976)	$(976)

Weighted average number of shares outstanding of Class A common stock	23,540,000	—

Basic and diluted net loss per share, Class A common stock	$(0.51)	$—

Weighted average number of shares outstanding of Class B common stock	7,160,875	6,846,667

Basic and diluted net loss per common share, Class B common stock	$(0.51)	$(0.00)

The accompanying notes are an integral part of these financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital (As	Stock Subscription Receivable from Stockholder (As	Accumulated Deficit (As	Total Stockholders’ Equity Deficit) (As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)
Balance – January 1, 2019	—	$—	—	$—	$—	$—	$(148)	$(148)

Issuance of Class B common stock to Sponsor	—	—	7,846,667	785	24,215	(25,000)	—	—
Net loss	—	—	—	—	—	—	(976)	—
Balance – December 31, 2019	—	—	7,846,667	785	24,215	(25,000)	(1,124)	(1,124)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	203,321,339	—	—	203,323,639

Sale of 540,000 Placement Units, net of underwriting discount and offering expenses	540,000	54	—	—	5,072,346	—	—	5,072,400

Common stock subject to possible redemption	(23,000,000)	(2,300)	—	—	(208,417,900)	—	(21,579,800)	(230,000,000)

Net loss	—	—	—	—	—	—	(15,638,976)	(15,638,976)
Balance – December 31, 2020	-	$54	7,846,667	$785	$-	$—	$(37,219,900)	$(37,219,061)

The accompanying notes are an integral part of the financial statements.

METROMILE, INC. (f/k/a INSU ACQUISITION CORP. II)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020 (As Restated)	2019

Cash Flows from Operating Activities:
Net loss	$(15,636,976)	$(976)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,184)	—
Changes in fair value of warrant liabilities	14,245,031
Transaction costs allocable to warrant liabilities	820,852
Changes in operating assets and liabilities:
Prepaid expenses	(205,921)	—
Accounts payable and accrued expenses	123,951	976
Net cash used in operating activities	(660,247)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Placement Units	5,400,000	—
Proceeds from the collection of stock subscription receivable	25,000	—
Proceeds from promissory notes – related party	75,000	—
Repayment of promissory notes – related party	(75,000)	—
Payment of offering costs	(433,916)	—
Net cash provided by financing activities	230,991,084	—

Net Change in Cash	330,837	—
Cash – Beginning	—	—
Cash – Ending	$330,837	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$230,000,000	$—
Deferred underwriting fee payable	$9,800,000	$—
Offering costs included in accrued offering costs	$—	$9,315
Issuance of stock for stock subscription receivable	$—	$25,000

The accompanying notes are an integral part of these financial statements.

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on October 11, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On February 9, 2021, the Company consummated the previously announced Business Combination pursuant to the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated November 24, 2020 and as amended on January 12, 2021 and further amended on February 8, 2021, by and among the Company, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, or Merger Sub, and MetroMile, Inc., a Delaware corporation, or Legacy Metromile, pursuant to which, among other things, Merger Sub merged with and into Legacy Metromile, or the Merger, and together with the other transactions contemplated by the Merger Agreement, the Business Combination, with Legacy Metromile surviving the merger as a wholly owned subsidiary of the Company.

Business Prior to the Business Combination

All activity through December 31, 2020 is related to the Company’s formation, the Initial Public Offering, which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Legacy Metromile.

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020 the Company consummated the Initial Public Offering of 23,000,000 units, or the Units, and, with respect to the shares of Class A common stock included in the Units sold, the Public Shares, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 540,000 units, or the Placement Units, at a price of $10.00 per Placement Unit in a private placement to Insurance Acquisition Sponsor II, LLC, or INSU Sponsor, Dioptra Advisors II, LLC, together with INSU Sponsor, the Sponsor, and Cantor, generating gross proceeds of $5,400,000, which is described in Note 5.

Transaction costs amounted to $14,233,916, consisting of $4,000,000 in cash underwriting fees, $9,800,000 of deferred underwriting fees and $433,916 of other offering costs.

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to the warrants, the Company’s previously issued financial statements for the year ended December 31, 2020 and the unaudited interim financial statements as of and for the periods ended September 30, 2020 should no longer be relied upon. As such, the Company is restating its financial statements for such periods included in this Amended Annual Report.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued the Statement. Specifically, the Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreements governing the Warrants.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, or ASC 815-40. The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the Warrants in light of the Statement. Following consideration of the guidance in the Statement, the Company concluded the Warrants do not meet the conditions to be classified in equity and instead, the Warrants meet the definition of a derivative under ASC 815-40, under which the Company should record the Warrants as liabilities on the Company’s consolidated balance sheet at fair value as of the date of issuance, with subsequent changes in their respective fair values recognized in the Company’s consolidated statement of operations at each reporting date. Further, transaction costs allocable to the Warrants should be charged to expense.

In addition, ASC Topic 480-10-S99-3A, “SEC Staff Announcement: Classification and Measurement of Redeemable Securities,” provides that redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,978,314 shares in permanent equity given that the Company’s Amended and Restated Certificate of Incorporation, or the Charter, prior to the Business Combination provided that the Company would not redeem shares of common stock included as part of the Units sold in the Initial Public Offering to the extent such redemption would result in the Company’s failure to have net tangible assets in excess of $5,000,000. The Company restated its financial statements to classify all Class A common stock as redeemable, as the threshold in the Charter does not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the Restatement on the balance sheets, statements of operations and statements of cash flows for the quarterly period ended September 8, 2020 and the for the year ended December 31, 2020 is presented below. The Restatement had no impact on net cash flows from operating, investing or financing activities.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of September 8, 2020
Warrant Liabilities	$-	$13,592,898	$13,592,898
Total Liabilities	9,801,183	13,592,898	23,394,081
Common Stock Subject to Possible Redemption	216,189,340	13,810,660	230,000,000
Class A Common Stock	192	(138)	54
Additional Paid-in Capital	5,000,863	(5,000,863)	0
Accumulated Deficit	(1,740)	(22,400,652)	(22,402,392)

Balance sheet as of December 31, 2020
Warrant Liabilities	$-	$27,837,928	$27,837,928
Total Liabilities	9,925.075	27,837,928	37,763,003
Common Stock Subject to Possible Redemption	215,618,860	14,381,140	230,000,000
Class A Common Stock	198	(144)	54
Additional Paid-in Capital	5,571,241	(5,571,241)	0
Accumulated Deficit	(572,217)	(36,647,683)	(37,219,900)

Year-ended December 31, 2020
Change in fair value of warrant liabilities	$-	$14,245,031	$14,245,031
Transaction costs allocable to warrant liabilities	-	820,852	820,852
Net loss	(571,093)	(15,065,883)	(15,636,976)
Basic and diluted net loss per share, Class A common stock	(0.00)	(0.51)	(0.51)
Basic and diluted net loss per share, Class B common stock	(0.07)	(0.44)	(0.51)

Cash Flow Statement for the year ended December 31, 2020
Net loss	$(571,093)	$(15,065,883)	$(15,636,976)
Change in fair value of warrant liabilities	-	14,245,031	14,245,031
Transaction costs allocable to warrant liabilities	-	820,852	820,852

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

NOTE 4—INITIAL PUBLIC OFFERING

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

NOTE 5—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 540,000 Placement Units, at a price of $10.00 per Placement Unit, or $5,400,000 in the aggregate, of which 452,500 Placement Units were purchased by Insurance Acquisition Sponsor II, LLC and 87,500 Placement Units were purchased by Cantor. Each Placement Unit consists of one share of Class A common stock and one-third of one warrant, or the Placement Warrant. Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private placement warrants.

NOTE 6—RELATED PARTY TRANSACTIONS

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

NOTE 7—COMMITMENTS

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -- WARRANT LIABILITIES

As of December 31, 2020, the Company had 7,666,646 public warrants and 180,000 private warrants outstanding.

Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrants. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The public warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

The private placement warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the private placement warrants and the Class A common stock issuable upon the exercise of the private warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement will be non-redeemable so long as they are held by the initial purchaser or their permitted transferees. If the private placement are held by someone other than the initial purchaser or their permitted transferees, the private placement will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 23,540,000 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 10 — INCOME TAX

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

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

NOTE 11—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020 (As Restated)
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$230,007,184
Liabilities:
Warrant liabilities - Public warrants	1	$26,451,928
Warrant liabilities - Private Placement warrants	2	$1,386,000

METROMILE, INC.
f/k/a INSU ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The fair value of the public warrants issued in connection with the Initial Public Offering and the private placement were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the private placement warrants were estimated using a Monte Carlo simulation model or Black -Scholes Merton model at each measurement date. The fair value of public warrants issued in connection with the Initial Public Offering were measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $14.2 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The Monte Carlo and Black-Scholes Merton models required the use of subjective assumptions:

-	The risk-free interest rate is based on the U.S. Treasury yield curve on the measurement date for a maturity similar to the expected term of the warrants.
-	The expected term was based on the remaining contractual term of the warrants.
-	The expected volatility was based on data from a set of comparable publicly-traded companies .
-	The stock price at initial measurement and September 30, 2020 represents the unit price less one-third of the warrant price. The stock price as of December 31, 2020 represents the closing price on the measurement date.

The key inputs regarding Level 3 fair value measurements at their initial measurement and September 30, 2020:

Input	September 8, 2020 (Initial Measurement)	September 30, 2020	December 31, 2020
Risk-free interest rate	0.34%	0.33%	0.45%
Expected term (years)	5.6	5.5	5.4
Expected volatility	25.0%	25.0%	55.6%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.91	$10.019	$15.55

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on September 8, 2020	$327,600	$13,265,297	$13,592,897
Change in valuation inputs or other assumptions	1,058,400	13,186,631	14,245,031
Fair value as of December 31, 2020	$1,386,000	$26,451,928	$27,837,928

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from October 11, 2018 (inception) through December 31, 2020 other than the transfer of the public warrants from Level 3 to Level 1 and private warrants from Level 3 to Level 2.

NOTE 12—SUBSEQUENT EVENTS

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

As described in Note 1, the Company completed the Business Combination on February 9, 2021.

NOTE 13—IMPACT OF RESTATEMENT ON QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The impact of the Restatement on the balance sheets, statements of operations and statements of cash flows for the three and nine months ended September 30, 2020 is presented below. The Restatement had no impact on net cash flows from operating, investing or financing activities.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of September 30, 2020
Warrant Liabilities	$-	$14,457,629	$14,457,629
Total Liabilities	9,826,454	14,457,629	24,284,083
Common Stock Subject to Possible Redemption	216,106,340	13,893,660	230,000,000
Class A Common Stock	193	(139)	54
Additional Paid-in Capital	5,083,766	(5,083,766)	0
Accumulated Deficit	(84,739)	(23,267,383)	(23,352,122)

Three months ended September 30, 2020
Change in fair value of warrant liabilities	$-	$866,731	$866,731
Transaction costs allocable to warrant liabilities	-	820,852	820,852
Net loss	(83,615)	(1,687,583)	(1,771,198)
Basic and diluted net loss per share, Class A common stock	(0.00)	(0.06)	(0.06)
Basic and diluted net loss per share, Class B common stock	(0.01)	(0.05)	(0.06)

Nine months ended September 30, 2020
Change in fair value of warrant liabilities	$-	$866,731	$866,731
Transaction costs allocable to warrant liabilities	-	820,852	820,852
Net loss	(83,615)	(1,687,583)	(1,771,198)
Basic and diluted net loss per share, Class A common stock	(0.00)	(0.06)	(0.06)
Basic and diluted net loss per share, Class B common stock	(0.01)	(0.05)	(0.06)

Cash Flow Statement for the nine months ended September 30, 2020
Net loss	$(83,615)	$(1,687,583)	$(1,771,198)
Change in fair value of warrant liabilities	-	866,731	866,731
Transaction costs allocable to warrant liabilities	-	820,852	820,852

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report solely due to the material weakness in our internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in “Item 8. Financial Statements and Supplementary Data,” in response to the Statement, management analyzed and evaluated the Company’s financial statements contained in the Original Filing for the year ended December 31, 2020 and concluded that there was a material misstatement related to the accounting for complex financial instruments in the historical financial statements of the Company for the year ended December 31, 2020, which is corrected with this Amended Annual Report.

Prior to the issuance of the Statement, management had concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by the Original Filing. However, in response to the guidance in the Statement, management re-evaluated the Company’s disclosure controls and procedures as of December 31, 2020 and concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 due to a material weakness in internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Amended Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

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

Internal Control over Financial Reporting

This Amended Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amended Annual Report:

Financial Statements: The financial statements listed in “Index to Financial Statements” under “Item 8. Financial Statements and Supplementary Data” are filed as part of this Amended Annual Report.

(b) Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Amended Annual Report.

Exhibit No.	Description
2.1+	Agreement and Plan of Merger and Reorganization, dated November 24, 2020, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and Metromile, Inc. (incorporated by reference to Annex A to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 15, 2021).
2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and further amended on February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Annex AA to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 15, 2021).
2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and further amended on February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.2	Second Amended and Restated Bylaws of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Original Filing).
10.1	Letter Agreement, dated September 2, 2020, by and between the Company and certain security holders, officers, and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.2	Administrative Services Agreement, dated September 2, 2020, by and between the Company and Cohen & Company, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).

Exhibit No.	Description
10.3	Unit Subscription Agreement, dated September 2, 2020, by and between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.4	Unit Subscription Agreement, dated September 2, 2020, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.5	Investment Management Trust Agreement, dated September 2, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.6	Registration Rights Agreement, dated September 2, 2020, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.7	Warrant Agreement, dated September 2, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.8	Loan Commitment Agreement, dated September 2, 2020, by and between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.9	Form of Promissory Note between the Company and Insurance Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2020).
10.10	Promissory Note issued by the Company to Cohen & Company, LLC, dated July 24, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 30, 2020).
10.11	Sponsor Share Cancellation and Vesting Agreement, dated November 24, 2020, by and among the Company, Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.12	Sponsor Support Agreement, dated November 24, 2020, by and among the Company, Insurance Acquisition Sponsor II, LLC, Dioptra Advisors II, LLC, Metromile, Inc. and the officers and directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.13	Form of Stockholder Support Agreement by and among the Company, Metromile, Inc. and the Persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.14	Form of Subscription Agreement by and among the Company and certain subscribers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.15	Amended and Restated Registration Rights Agreement, dated February 9, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).

Exhibit No.	Description
10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2020).
10.17#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.18#	Metromile, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January15, 2021).
10.19#	Metromile, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 15, 2021).
10.20	Omnibus Amendment No. 2 to Note Purchase and Security Agreement, dated February 9, 2021, by and among Metromile, Inc., HSCM Bermuda Fund Ltd., and the Schedule of Holders listed on Exhibit B (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.21#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
10.22#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
10.23#	Offer Letter, dated January 30, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.24#	Offer Letter, dated February 11, 2021, by and between Metromile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.24 to the Original Filing.
10.25#	Offer Letter, dated January 18, 2019, by and between MetroMile, Inc. and Paw Andersen (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.26#	Offer Letter, dated September 21, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.27#	Offer Letter, dated December 16, 2019, by and between MetroMile, Inc. and Mark Gundacker (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.28#	Offer Letter, dated January 3, 2020, by and between MetroMile, Inc. and Jesse McKendry (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.29#	Form of MetroMile, Inc. Confidential Information and Invention Assignment Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.30#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated February 7, 2013, by and between MetroMile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).
10.31#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated November 4, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).

Exhibit No.	Description
10.32	Office Lease, dated May 16, 2019, by and between 425 MKT REIT, LLC and Metromile, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on December 31, 2021).
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated February 11, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
31.1	Certification of Dan Preston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Regi Vengalil, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Dan Preston and Regi Vengalil, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMILE, INC

Date: June 2, 2021	By:	/s/ Dan Preston
Dan Preston
Chief Executive Officer
(Principal Executive Officer)