Form 10-Q
period 2021-06-30
Metromile, Inc.
filed 2021-08-10
CIK 1819035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 6, 2021 was 126,727,134.

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

In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements and statements about our beliefs are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include the following:

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

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

METROMILE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2020	2021
		(unaudited)
Assets
Investments
Marketable securities - restricted	$24,651	$46,637
Total investments	24,651	46,637
Cash and cash equivalents	19,150	202,584
Restricted cash and cash equivalents	31,038	41,335
Receivable for securities	-	754
Premiums receivable	16,329	18,410
Accounts receivable	4,999	1,542
Reinsurance recoverable on paid loss	8,475	-
Reinsurance recoverable on unpaid loss	33,941	-
Prepaid reinsurance premium	13,668	-
Prepaid expenses and other assets	7,059	7,803
Deferred transaction costs	3,581	-
Deferred policy acquisition costs, net	656	1,615
Telematics devices, improvements and equipment, net	12,716	13,045
Website and software development costs, net	18,401	18,957
Digital assets, net	-	919
Intangible assets	7,500	7,500
Total assets	$202,164	$361,101

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Loss and loss adjustment expense reserves	$57,093	$65,476
Ceded reinsurance premium payable	27,000	-
Payable to carriers - premiums and LAE, net	849	595
Unearned premium reserve	16,070	16,820
Deferred revenue	5,817	5,658
Accounts payable and accrued expenses	8,222	8,879
Notes payable	51,934	-
Warrant liability	83,652	17,714
Other liabilities	8,554	10,443
Total liabilities	259,191	125,585

Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 89,775,268 and 10,000,000 shares authorized as of December 31, 2020, and June 30, 2021, respectively; 68,776,614 and no shares issued and outstanding as of December 31, 2020, and June 30, 2021, respectively; liquidation preference of $302,397 and $0 as of December 31, 2020, and June 30, 2021, respectively	304,469	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 111,702,628 and 640,000,000 shares authorized as of December 31, 2020, and June 30, 2021, respectively; 8,992,039 and 126,727,134 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	1	12
Accumulated paid-in capital	5,482	746,981
Note receivable from executive	(415)	-
Accumulated other comprehensive gain/(loss)	11	(15)
Accumulated deficit	(366,575)	(511,462)
Total stockholders’ (deficit) equity	(361,496)	235,516

Total liabilities, convertible preferred stock and stockholders’ deficit	$202,164	$361,101

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)		(unaudited)
Revenue
Premiums earned, net	$2,794	$18,049	$6,221	$19,174
Investment income	139	19	419	55
Other revenue	4,785	10,030	9,768	26,145
Total revenue	7,718	28,098	16,408	45,374
Costs and expenses
Losses and loss adjustment expenses	2,366	22,640	7,771	34,903
Policy servicing expense and other	4,056	5,055	8,684	9,498
Sales, marketing and other acquisition costs	(300)	25,926	3,588	73,220
Research and development	2,173	3,118	4,836	6,768
Amortization of capitalized software	2,799	2,701	5,496	5,352
Other operating expenses	3,965	16,738	9,214	25,327
Total costs and expenses	15,059	76,178	39,589	155,068
Loss from operations	(7,341)	(48,080)	(23,181)	(109,694)
Other expense
Interest expense	1,201	98	1,940	15,974
Impairment on digital asset	-	66	-	66
Increase (decrease) in fair value of stock warrant liability	356	(6,984)	666	19,153
Total other expense	1,557	(6,820)	2,606	35,193
Net loss before taxes	(8,898)	(41,260)	(25,787)	(144,887)
Net loss after taxes	$(8,898)	$(41,260)	$(25,787)	$(144,887)
Net loss per share, basic and diluted	$(1.00)	$(0.33)	$(2.90)	$(1.43)
Weighted-average shares used in computing basic and diluted net loss per share	8,886,421	126,693,218	8,878,928	101,236,461

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)		(unaudited)
Net loss	$(8,898)	$(41,260)	$(25,787)	$(144,887)
Unrealized net gain (loss) on marketable securities	36	(17)	31	(26)
Total comprehensive loss	$(8,862)	$(41,277)	$(25,756)	$(144,913)

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
(DEFICIT) EQUITY

(dollars in thousands)

	Convertible Preferred Stock		Common Stock			Note	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	APIC	Receivable	Income	Deficit	Total
Balances as of December 31, 2019	67,728,286	$304,469	8,730,377	$1	$3,816	$(408)	$60	$(246,478)	$(243,009)
Retroactive application of recapitalization	1,048,328	-	135,133	-	-	-	-	-	-
As adjusted, beginning of period	68,776,614	304,469	8,865,510	1	3,816	(408)	60	(246,478)	(243,009)
Exercises and vested portion of common stock options	-	-	17,875	-	47	-	-	-	47
Stock-based compensation	-	-	-	-	423	-	-	-	423
Interest on stock purchase promissory note	-	-	-	-	-	(3)	-	-	(3)
Unrealized net loss on marketable securities	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	(16,889)	(16,889)
Balances as of March 31, 2020	68,776,614	304,469	8,883,385	1	4,286	(411)	55	(263,367)	(259,436)
Vested portion of common stock options	-	-	2,577	-	3	-	-	-	3
Stock-based compensation	-	-	-	-	132	-	-	-	132
Interest on stock purchase promissory note	-	-	-	-	-	(3)	-	-	(3)
Unrealized net gain on marketable securities	-	-	-	-	-	-	36	-	36
Net loss	-	-	-	-	-	-	-	(8,898)	(8,898)
Balances as of June 30, 2020	68,776,614	$304,469	8,885,962	$1	$4,421	$(414)	$91	$(272,265)	$(268,167)

Balances as of December 31, 2020	67,728,286	$304,469	8,854,978	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Retroactive application of recapitalization	1,048,328		137,061			-	-	-
As adjusted, beginning of period	68,776,614	304,469	8,992,039	1	5,482	(415)	11	(366,575)	(361,496)
Stock-based compensation	-	-	-	-	3,208	-	-	-	3,208
Exercises and vested portion of stock options	-	-	1,089,670	-	2,059	-	-	-	2,059
Conversion of promissory note	-	-	-	-	(415)	415	-	-	-
RSUs withheld for tax purposes	-	-	-	-	(422)	-	-	-	(422)
Unrealized net loss on marketable securities	-	-	-	-	-	-	(9)	-	(9)
Exercise of convertible preferred stock warrants	3,974,655	132,718	-	-		-	-	-	--
Conversion of preferred stock to common	(72,751,269)	(437,187)	72,751,269	7	437,187	-	-	-	437,194
Business Combination and PIPE financing	-	-	43,894,156	4	290,953	-	-	-	290,957
Net loss	-	-	-	-	-	-	-	(103,627)	(103,627)
Balances as of March 31, 2021	-	$-	126,727,134	$12	$738,052	$-	$2	$(470,202)	$267,864

Vested portion of common stock options	-	-	-	-	116	-	-	-	116
Stock-based compensation	-	-	-	-	8,813	-	-	-	8,813
Unrealized net loss on marketable securities	-	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	-	(41,260)	(41,260)
Balances as of June 30, 2021	-	$-	126,727,134	$12	$746,981	$-	$(15)	$(511,462)	$235,516

See notes to consolidated financial statements.

METROMILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(25,787)	$(144,887)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	8,281	8,189
Stock-based compensation	555	12,021
Change in fair value of warrant liability	666	19,153
Telematic devices unreturned	497	710
Amortization of debt issuance costs	166	11,695
Noncash interest and other expense	340	3,872
Changes in operating assets and liabilities
Premiums receivable	189	(2,081)
Accounts receivable	(975)	3,457
Reinsurance recoverable on paid loss	(4,169)	8,475
Reinsurance recoverable on unpaid loss	(1,413)	33,941
Prepaid reinsurance premium	(763)	13,668
Prepaid expenses and other assets	1,266	(938)
Deferred transaction costs	-	3,581
Deferred policy acquisition costs, net	(328)	(1,665)
Digital assets, net	-	(985)
Accounts payable and accrued expenses	(3,775)	535
Ceded reinsurance premium payable	2,374	(27,000)
Loss and loss adjustment expense reserves	(1,779)	8,383
Payable to carriers - premiums and LAE, net	(1,769)	(254)
Unearned premium reserve	898	750
Deferred revenue	1,230	(159)
Other liabilities	1,294	2,005
Net cash used in operating activities	(23,002)	(47,534)
Cash flows from investing activities:
Purchases of telematics devices, improvements, and equipment	(4,583)	(3,170)
Payments relating to capitalized website and software development costs	(7,368)	(6,182)
Net change in payable/(receivable) for securities	8,228	(754)
Purchase of securities	(3,004)	(32,626)
Sales and maturities of marketable securities	28,760	10,515
Net cash provided by (used in) investing activities	22,033	(32,217)
Cash flow from financing activities:
Proceeds from notes payable	25,880	2,015
Payment on notes payable	-	(69,351)
Proceeds from merger with INSU II, net of issuance costs	-	336,469
Proceeds from exercise of common stock options and warrants	49	4,349
Net cash provided by financing activities	25,929	273,482
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	24,960	193,731
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42,887	50,188
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$67,847	$243,919
Supplemental cash flow data:
Cash paid for interest	$1,082	$3,164
Non-cash investing and financing transactions:
Net liabilities assumed in the Business Combination	$-	$45,516
Net exercise of preferred stock warrants	$-	$56,160
Net exercise of promissory note	$-	$415
Capitalized website and software development costs included in accrued liabilities at period end	$-	$274
Capitalized stock-based compensation	$196	$373
Reclassification of liability to equity for vesting of stock options	$11	$169

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

Business Combination

On February 9, 2021, the Company consummated a merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021 and February 8, 2021 (the “Merger Agreement”), by and among INSU, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of INSU (“Merger Sub”) and MetroMile, Inc., a Delaware corporation (“Legacy Metromile”), pursuant to which, among other things, Merger Sub merged with and into Legacy Metromile, with Legacy Metromile surviving the merger as a wholly owned subsidiary of the Company (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name to Metromile, Inc., and Legacy Metromile changed its name to Metromile Operating Company. Unless the context indicates otherwise, references to “INSU” refer to the historical operations of INSU prior to the Closing, and references to the “Company,” “Metromile” and “Metromile Operating Company” refer to the historical operations of Legacy Metromile and its consolidated subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

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

The GA Subsidiary acts as a full-service insurance General Agent (“GA”). As a full-service GA, the subsidiary provides all policy pricing, binding, and servicing (payments and customer service) for the policyholders. Until late 2016, the GA Subsidiary underwriting carrier was National General Insurance (“NGI”) and its related carriers. The GA Subsidiary began transitioning NGI-issued policies upon renewal in late 2016 to the Insurance Company and has only a small number of policies with NGI as of June 30, 2021. Policies underwritten by the Insurance Company are binded by the GA as well as through a network of independent agents.

NGI handles claims for the GA Subsidiary’s policies underwritten by NGI and its related carriers, for which it pays NGI a fee for the LAE. NGI bears the risk of loss under these policies. Accordingly, the Company has no exposure to claims that would require an accrual for those NGI-related losses.

The Insurance Company bears risk of loss under all insurance policies it underwrites. The financial statements include reserves for future claims based on actuarial estimates for the Insurance Company. The Loss and LAE reserves as of December 31, 2020 and June 30, 2021 (unaudited) were $57.1 million and $65.5 million, respectively.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 9, 2021.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception, related primarily to the development of its website, technology, customer acquisition, insurance losses and other operations. The Company obtained additional funding of $310 million in 2021 in connection with the Business Combination to support its ongoing operations and fund future growth of the Company. Management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern for the period August 2021 through September 2022 has been alleviated based upon the recent funding and future operational improvement plans.

In the first quarter of 2020, the global pandemic caused by COVID-19 breached the U.S. and resulted in Shelter-In-Place orders across the country and insurance department bulletins limiting the actions that insurance carriers may take and reducing the amount of premiums that will be promptly received in the short term. These factors resulted in a significant decline in both revenues and losses of the Insurance Company. In addition, in response to these events, the Company performed a temporary reduction in force of 125 employees to further align costs with revenue during the second quarter of 2020. The Company will continue to monitor the situation closely, but given the uncertainty about the duration or magnitude of the pandemic, management cannot estimate the impact on its financial condition, operations, and workforce.

Unaudited interim financial information

The accompanying interim consolidated balance sheet as of June 30, 2021, the interim consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity for the three months and six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the Company’s consolidated results of operations for the three months and six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods.

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

There have been no material changes to our significant accounting policies from our audited consolidated financial statements included in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 9, 2021.

Digital Assets, Net

During the six months ended June 30, 2021, the Company purchased an aggregate of $1.0 million in digital assets, comprised solely of bitcoin. The Company currently accounts for these digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the purchased bitcoin asset and uses third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheets at cost, net of any impairment losses incurred since acquisition.

An impairment analysis is performed at each reporting period to identify whether events or changes in circumstances, in particular decreases in the quoted prices on active exchanges, indicate that it is more likely than not that digital assets held by the Company are impaired. The fair value of digital assets is determined on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that the Company has determined is its principal market for bitcoin (Level 1 inputs). If the carrying value of the digital asset exceeds the fair value based on the lowest price quoted in the active exchanges during the period, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within Other expense in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale. There were no digital assets sales during the six months ended June 30, 2021.

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

Marketable Securities — Available-for-sale

The Company classifies highly liquid money market funds, U.S. Treasury bonds and certificates of deposit within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets and upon models that take into consideration such market-based factors as recent sales, risk-free yield curves, and prices of similarly rated bonds. Commercial paper, corporate bonds, corporate debt securities, repurchase agreements, and asset backed securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not hold any securities classified within Level 3 as of December 31, 2020 and June 30, 2021 (unaudited).

Assets measured on a recurring basis at fair value, primarily related to marketable securities, included in the consolidated balance sheets as of December 31, 2020 and June 30, 2021 (unaudited) (in thousands) are set forth below:

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$6,771	$-	$-	$6,771
Total cash equivalents	6,771	-	-	6,771

Restricted cash equivalents
Money market accounts	6,201	-	-	6,201
Certificates of deposits	3,331	-	-	3,331
Total restricted cash equivalents	9,532	-	-	9,532

Marketable securities - restricted
Corporate debt securities	-	5,955	-	5,955
U.S. treasury securities	6,994	-	-	6,994
Commercial paper	-	8,791	-	8,791
Asset backed securities	-	2,911	-	2,911
Total marketable securities - restricted	$6,994	$17,657	$-	$24,651

	Fair Value Measurement at June 30, 2021 (unaudited)
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$196,296	$-	$-	$196,296
Total cash equivalents	196,296	-	-	196,296

Restricted cash equivalents
Money market accounts	23,962	-	-	23,962
Certificates of deposits	3,331	-	-	3,331
Total restricted cash equivalents	27,293	-	-	27,293

Marketable securities - restricted
Corporate debt securities	-	4,473	-	4,473
U.S. treasury and agency securities	20,313	1,995	-	22,308
Commercial paper	-	14,681	-	14,681
Asset backed securities	-	5,175	-	5,175
Total marketable securities - restricted	$20,313	$26,324	$-	$46,637

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 1, Level 2, and Level 3 liabilities for the years ended December 31, 2020 and the six months ended June 30, 2021 (unaudited) (in thousands):

Balance at December 31, 2019	$1,738
Issuance of warrant on Series E convertible preferred stock	12,620
Increase in fair value of warrant	69,294
Balance at December 31, 2020	$83,652
Increase in fair value of warrants	47,062
Exercise of preferred stock warrants prior to Business Combination	(130,714)
Public and Private placement Warrants acquired in Business Combination	45,623
Decrease in fair value of Public and Private placement Warrants	(27,909)
Balance at June 30, 2021	$17,714

The fair value of the Private placement warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of June 30, 2021:

Estimated
Fair Value of
Warrants
	as of				Risk-Free	Expected
	June 30,	Exercise	Dividend		Interest	Term
	2021	Price	Yield	Volatility	Rate	(in Years)
Private placement warrants	$770	$11.50	0%	65.00%	0.79%	4.6

In connection with the Merger, each of the Metromile Operating Company convertible preferred stock warrants outstanding as of December 31, 2020 was exercised for shares of Metromile Operating Company common stock. Therefore, there were no convertible preferred stock warrants outstanding after the Closing.

Through the three months and six months ended June 30, 2020 and 2021 (unaudited), there were no transfers to or from any Level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.

3. Marketable Securities

The Company has investments in certain debt securities that have been classified as available-for-sale and recorded at fair value. These investments are included in both assets for securities with a maturity of one-year or less and assets for securities with a maturity of more than one-year. These securities are held in the Insurance Company and shown as restricted given that the transfer of these assets is subject to the approval of the state regulators. As of December 31, 2020 and June 30, 2021 (unaudited), deposits with various states consisted of bonds with carrying values of $4.9 million and $5.2 million, respectively.

When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2020 and June 30, 2021 (unaudited), the Company does not consider any of its investments to be other-than-temporarily impaired. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included in the consolidated statements of other comprehensive loss. Realized gains and losses on sales of investments are generally determined using the specific identification method and are included in the consolidated statements of operations.

The cost basis and fair value of available-for-sale securities as of December 31, 2020 and June 30, 2021 (unaudited) are presented below (in thousands):

	As of December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Marketable securities - restricted
Corporate debt securities	$5,938	$17	$-	$5,955
U.S. treasury securities	6,994	-	-	6,994
Commercial paper	8,791	-	-	8,791
Asset backed securities	2,911	-	-	2,911
Total marketable securities - restricted	$24,634	$17	$-	$24,651

	As of June 30, 2021 (unaudited)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Marketable securities - restricted
Corporate debt securities	$4,473	$-	$-	$4,473
U.S. treasury and agency securities	22,319	-	(11)	22,308
Commercial paper	14,681	-	-	14,681
Asset backed securities	5,175	-	-	5,175
Total marketable securities - restricted	$46,648	$-	$(11)	$46,637

The amortized cost and estimated fair value of marketable securities as of December 31, 2020 and June 30, 2021 (unaudited) are shown below by contractual maturity (in thousands):

	As of December 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$21,603	$21,629
Due between one to five years	3,031	3,022
	$24,634	$24,651

	As of June 30, 2021 (unaudited)
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$45,898	$45,893
Due between one to five years	750	744
	$46,648	$46,637

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the six months ended June 30, 2021 (dollars in thousands).

Recapitalization
Cash – INSU’s trust and cash (net of redemptions)	$229,925
Cash – PIPE	170,000
Less transaction costs and advisory fees paid	31,456
Less cash payments to Metromile Operating Company stockholders	32,000
Net Business Combination and PIPE financing	336,469
Less non-cash net liabilities assumed from INSU	45,516
Net contributions from Business Combination and PIPE Financing	$290,953

Number of Shares
INSU Class A Common stock, outstanding prior to Business Combination	23,540,000
INSU Class B Common stock, outstanding prior to Business Combination	6,669,667
Less redemption of INSU shares	8,372
Common stock of INSU	30,201,295
Shares issued in PIPE	17,000,000
Business Combination and PIPE financing shares	47,201,295
Metromile Operating Company shares (1)	79,525,839
Total shares of common stock immediately after Business Combination	126,727,134

(1)	The number of Metromile Operating Company shares was determined from the 78,313,665 shares of Metromile Operating Company common and preferred stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the common and preferred stock redeemed, converted at the Exchange Ratio of 1.01547844. All fractional shares were rounded down.

5. Deferred Policy Acquisition Costs, Net

DPAC consists of the following (in thousands):

	December 31,	June 30,
	2020	2021
		(unaudited)
Deferred policy acquisition costs	$10,511	$11,069
Less deferred ceding commission	(1,202)	(95)
Less accumulated amortization	(8,653)	(9,359)
Deferred policy acquisition costs, net	$656	$1,615

For the three months ended June 30, 2020 and 2021 (unaudited), total amortization expense was approximately $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2020 and 2021 (unaudited), total amortization expense was approximately $0.8 million and $0.7 million, respectively. During all periods presented the amortization expense was included as part of sales, marketing and other acquisition costs in the Company’s consolidated statements of operations.

6. Digital Assets, Net

In June 2021, the Company purchased and received $1.0 million of bitcoin. During the three months and six months ended June 30, 2021, the Company recorded $0.1 million of impairment losses on bitcoin. There were no realized gains or losses recognized during the three months and six months ended June 30, 2021. As of June 30, 2021, the carrying value of the Company’s bitcoin digital assets held was $0.9 million, which reflects cumulative impairments of $0.1 million. The fair market value of bitcoin held as of June 30, 2021 was $0.9 million.

7. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance recoverable, for the six months ended June 30, 2020 and 2021 (unaudited) (in thousands):

	Six Months Ended June 30,
	2020	2021
	(unaudited)
Balance at January 1	$52,222	$57,093
Less reinsurance recoverable	(28,837)	(33,941)
Net balance at January 1	23,385	23,152

Incurred related to:
Current year	6,928	33,727
Prior years	738	1,108
Total incurred	7,666	34,835

Paid related to:
Current year	2,324	9,760
Prior years	8,534	(17,249)
Total paid	10,858	(7,489)

Net balance at end of period	20,193	65,476
Plus reinsurance recoverable	30,250	-
Balance at end of period	$50,443	$65,476

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

During the six months ended June 30, 2021, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of higher severity for the injury coverages. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. However, the business to which the development relates is subject to premium adjustments. In 2020, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of adverse LAE development. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. However, the business to which the development relates is subject to premium adjustments.

8. Reinsurance

During the periods presented, the Company used reinsurance contracts to protect itself from losses due to concentration of risk and to manage its operating leverage ratios. As of June 30, 2021, the Company has commuted all of its reinsurance agreements.

In February 2021, Metromile Insurance Company entered into a settlement agreement with Horseshoe Re Limited (“Horseshoe”) to commute the reinsurance agreements with effective dates beginning May 1, 2017, May 1, 2018, and May 1, 2019. Pursuant to the agreement, Metromile Insurance Company paid approximately $9 million, net, for commutation of the underlying agreements.

In June and July 2021, Metromile Insurance Company entered into settlement agreements with Horseshoe, Partner Reinsurance Company of the U.S. (“Partner”), Topsail Reinsurance SPC Ltd. (“Topsail”), The Cincinnati Insurance Company (“Cincinnati”) and Mapfre Re (“Mapfre”) to commute the reinsurance agreements between the parties with effective dates beginning May 1, 2017, May 1, 2018, May 1, 2019, and May 1, 2020. The commutations were effective April 30, 2021. Pursuant to the settlements, Metromile Insurance Company paid approximately $6.2 million, net, for commutation of the underlying agreements out of which $4.1 million was settled with reinsurers in July 2021 and included as part of other liabilities in the Company’s consolidated balance sheets as of June 30, 2021

Prior to the above-mentioned reinsurance agreement commutations, the Company had several reinsurance agreements in place. Effective May 1, 2017, two quota-share reinsurance agreements were entered into under which 85% of the Company’s premiums and losses related to its renewal business occurring May 1, 2017 through April 30, 2018 were ceded to two unaffiliated reinsurers. Effective May 1, 2018, three quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses related to its second term renewal business occurring May 1, 2018 through April 30, 2019, but not covered by the earlier quota-share agreements, were ceded to three unaffiliated reinsurers. Effective May 1, 2019, four quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor, related to its new and renewal business occurring May 1, 2019 through April 30, 2020, but not covered by the earlier quota-share agreements, were ceded to four unaffiliated reinsurers. Effective May 1, 2020, five quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor for one agreement, related to its new and renewal business occurring May 1, 2020 through April 30, 2021, but not covered by the earlier quota-share agreements, were ceded to five unaffiliated reinsurers. In addition, under the reinsurance agreements effective May 1, 2017 and May 1, 2018, LAE was ceded at a fixed rate of 3% of ceded earned premium. Under the reinsurance agreement effective May 1, 2019, LAE was ceded at a fixed rate of 6% of ceded earned premium. Under the reinsurance agreement effective May 1, 2020, LAE was ceded at a fixed rate of 4.75 – 6.0% of ceded earned premium. For the reinsurance agreements effective May 1, 2017 and May 1, 2018, the Company received a 10.2% ceding commission, sliding based on loss ratios of the ceded business. For the reinsurance agreement effective May 1, 2019, the Company received a 10.0% ceding commission. For the reinsurance agreement effective May 1, 2020, the Company received a 10.0 – 11.75% ceding commission, sliding based on loss performance of the ceded business.

In addition, the Company received revenue from the reinsurers related to the acquisition costs incurred related to the ceded policies. The revenue was based on the number of policies newly ceded to the reinsurers. During the three months ended June 30, 2020 and 2021 (unaudited) the Company received $2.6 million and $1.1 million, respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. During the six months ended June 30, 2020 and 2021 (unaudited) the Company received $7.0 million and $4.7 million, respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. This revenue is recorded in other revenue on the consolidated statements of operations.

The insurance company was not relieved of its primary obligations to policyholders as a result of any reinsurance agreements. The credit risk associated with the Company’s reinsurance contracts was mitigated by using a diverse group of reinsurers and monitoring their financial strength ratings. The former reinsurance counterparties and their A.M. Best financial strength ratings are as follows: Mapfre (A), Cincinnati (A+), Partner (A+), Horseshoe (not rated), and Topsail (not rated). For reinsurance counterparties not rated, adequate levels of collateral were required either in the form of a letter of credit or funded trust account.

The effect of the Company’s reinsurance agreements on premiums, loss and LAE related to the insurance company for the year ended December 31, 2020 and the six months ended June 30, 2021 (unaudited) is as follows (in thousands):

	December 31, 2020
	Premium	Premium	Unearned	Losses and LAE	Loss and LAE
	Written	Earned	Premium	Incurred	Reserves
Direct	$100,611	$99,712	$16,070	$74,943	$57,093
Ceded	(85,504)	(84,740)	(13,668)	(54,010)	(33,941)
Net	$15,107	$14,972	$2,402	$20,933	$23,152

	June 30, 2021 (unaudited)
	Premium	Premium	Unearned	Losses and LAE	Loss and LAE
	Written	Earned	Premium	Incurred	Reserves
Direct	$54,330	$53,580	$16,820	$49,536	$65,476
Ceded	(19,411)	(33,080)	-	(14,701)	-
Net	$34,919	$20,500	$16,820	$34,835	$65,476

9. Notes Payable, net

The following table summarizes the Company’s debt outstanding, net of issuance costs (in thousands):

	December 31,	June 30,
	2020	2021
		(unaudited)
2019 Loan and Security Agreement	$25,000	$-
Subordinated Note Purchase and Security Agreement	32,461	-
Paycheck Protection Program Loan	5,880	-
Principal Amount Due	63,341	-
Less: Unamortized debt issuance costs and discounts	(11,407)	-
Notes payable, net	$51,934	$-

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

As part of the Note Purchase and Security Agreement, the Company issued warrants for up to 8,669,076 of Series E convertible preferred shares, which the Company estimated to have a fair value of $12.5 million at issuance which was recorded as a discount to the debt and was amortized to interest expense over the term of the debt. These warrants were exercised in February 2021 and are no longer outstanding.

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

10. Commitments

The Company leases facilities in San Francisco, California, which is the corporate headquarters, Tempe, Arizona and Boston, Massachusetts, as well as certain equipment. The leases are non-cancellable operating leases that expire on various dates through 2030.

Future minimum lease payments relating to these agreements as of June 30, 2021 (unaudited), are as follows (in thousands):

As of June 30, 2021 (unaudited)	Purchase Obligations	Leases	Total
2021 (remaining six months)	$3,055	$1,646	$4,701
2022	-	3,093	3,093
2023	-	3,181	3,181
2024	-	3,190	3,190
2025	-	2,433	2,433
Thereafter	-	11,186	11,186
Total minimum lease payments	$3,055	$24,729	$27,784

For the three months ended June 30, 2020 and 2021 (unaudited), rent expense was approximately $0.7 million. For the six months ended June 30, 2020 and 2021 (unaudited), rent expense was approximately $1.5 million and $1.4 million, respectively. It was included as part of other operating expenses on the Company’s consolidated statements of operations.

The Company was not a party to any material litigation, regulatory actions, or arbitration other than what is routinely encountered in claims activity and routine regulatory examinations, none of which is expected by the Company to have a materially adverse effect on the Company’s financial position or operations and/or cash flow as of December 31, 2020 and June 30, 2021 (unaudited).

11. Stockholders’ Equity

Common Stock

As of June 30, 2021, the Company had authorized a total of 640,000,000 shares for issuance as common stock. As of June 30, 2021, the Company had 126,727,134 shares of common stock issued and outstanding.

Preferred Stock

As of June 30, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2021, the Company had no shares of preferred stock outstanding.

12. Public and Private Warrants

As of June 30, 2021, the Company had 7,666,646 public warrants and 180,000 private placement warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2021, which is the later of 30 days after the completion of the Business Combination or 12 months from INSU’s IPO closing date. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.

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

13. Stock Option Plans

Restricted Stock Units (“RSUs”)

In 2021, we granted 4,985,044 restricted stock units (“RSUs”) under the 2021 Plan of which 1,252,929 RSUs were fully vested at the time of grant and vesting of 3,732,115 RSU grants is conditional based on continued employment or service for a specified period. Compensation cost related to RSU grants is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For the three months and six months ended June 30, 2021, the Company recorded compensation expense of $7.8 million related to non performance based RSUs.

A summary of the Company’s RSUs as of June 30, 2021 (unaudited) is presented in the table below:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	-	$-
Granted	4,985,044	12.13
Vested	(1,684,348)	10.78
Forfeited	-	-
Balance at June 30, 2020	3,300,696	$12.82

As of June 30, 2021, there was $41.0 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.81 years. The total grant date fair value of shares vested during the six months ended June 30, 2021 was $18.2 million.

Performance Based Awards

As of December 31, 2020, the Company had issued 150,000 outstanding performance-based awards (“PSUs”) to Dan Preston, Metromile’s Chief Executive Officer (“CEO”). As of the Closing, the performance-based provision was achieved for the outstanding performance-based awards as the Company completed a change in control event, and the Company recognized the expense related to these PSUs on the Closing date as there were no remaining vesting provisions. As a result, the Company recorded $2.5 million in stock-based compensation expense for the six months ended June 30, 2021.

In the six months ended June 30, 2021, the Company has issued 2,693,061 PSUs which each have a term of five years, subject to continuous services by each holder. One third of PSUs that vest are based on a specific number of policies in force achieved by the Company. One third of the PSUs that vest are based on the Company achieving positive operating cash flow for a period of at least one financial quarter. One third of the PSUs vest based on a market condition of the Company achieving a specific price per share for at least 20 days in a 30-day trading window. Once the performance targets are met, the PSUs that relate to the specific performance target vest immediately. As of June 30, 2021, the Company had recorded $1.0 million in expense from the PSUs related to the market condition. None of the performance conditions were probable of being satisfied as of June 30, 2021 and, therefore, there is no unrecognized stock compensation related to PSUs.

In the six months ended June 30, 2021, the Company granted separate tranches of PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2021:

2021
Expected volatility	65% - 70%
Expected term (years)	0.6 - 1.9
Expected dividend yield	n/a
Risk-free interest rate	0.3% - 0.6%

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

The following assumptions were used to estimate the value of options granted during the year ended December 31, 2020 and the six months ended June 30, 2021 (unaudited):

Year ended December 31, 2020
Forfeiture rate	19.62% - 25.76%
Volatility	47.00% - 62.00%
Expected term (years)	4.95-7.00
Risk-free interest rate	0.26% - 1.73%
Expected dividends	-

Six months ended June 30, 2021
Forfeiture rate	26.2%
Volatility	62.00%
Expected term (years)	5.33
Risk-free interest rate	0.53%
Expected dividends	-

Stock Option Activity

The following table summarizes the activity of the Company’s stock option plan:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(Years)	(in thousands)
Outstanding as of December 31, 2020	5,931,024	$2.61	8.10	$70,192
Options granted	4,231	$14.45
Options exercised	(1,089,553)	$2.21
Options cancelled or expired and returned to plan	(1,808,157)	$2.17
Outstanding as of June 30, 2021	3,037,545	$3.00	8.75	$45,560
Vested and exercisable to vest as of June 30, 2021	423,342	$2.96	8.50	$6,367
Vested and expected as of June 30, 2021	2,034,446	$2.99	8.62	$30,533

The fair value of stock options granted are recognized as compensation expense in the consolidated statements of operations over the related vesting periods. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2021 (unaudited) was $7.69. As of June 30, 2021 (unaudited), there was approximately $2.6 million of unrecognized stock-based compensation cost related to stock options granted under the Plan, respectively, which is expected to be recognized over an average period of 2.47 years.

The following table illustrates stock-based compensation expense for employee and nonemployee RSUs and options for the six months ended June 30, 2020 and 2021 (unaudited) (in thousands).

	Six Months Ended June 30,
	2020	2021
	(unaudited)
Cost of revenues	$14	$225
Research and development	236	630
Sales and marketing	3	139
Other operating expenses	302	11,027
Total stock-based compensation	$555	$12,021

14. Income Taxes

The consolidated effective tax rate for the six months ended June 30, 2020 and 2021 (unaudited), was 0% and 0%, respectively. The main driver of the difference between the federal statutory tax rate of 21% and the effective tax rate for both periods was primarily related to a full valuation allowance against the deferred tax assets.

15. Segment and Geographic Information

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

The total assets of the Insurance services and Enterprise business solutions segments are $119.8 million and $5.0 million, respectively as of June 30, 2021. The consolidated total assets of Operating segments are $124.8 million as of June 30, 2021.

The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)		(unaudited)
Revenue:
Insurance services	$5,887	$26,988	$13,943	$43,216
Enterprise business solutions	1,831	1,110	2,465	2,158
Total revenue	$7,718	$28,098	$16,408	$45,374

Contribution:
Insurance services	$4,813	$(1,173)	$6,501	$(3,036)
Enterprise business solutions	392	(865)	(170)	(1,597)
Total contribution	$5,205	$(2,038)	$6,331	$(4,633)

The following table provides a reconciliation of the Company’s total reportable segments’ contribution to its total loss from operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)		(unaudited)
Total segment contribution	$5,205	$(2,038)	$6,331	$(4,633)
Ceded premium, losses and LAE	4,064	(2,337)	6,414	(5,242)
Other income	470	180	798	1,327
Policy services expenses and other	813	1,692	1,799	2,063
Sales, marketing, and other acquisition costs	(424)	25,716	3,388	72,883
Research and development	859	1,361	2,401	3,367
Amortization of capitalized software	2,799	2,701	5,496	5,352
Other operating expenses	3,965	16,729	9,216	25,311
Loss from operations	$(7,341)	$(48,080)	$(23,181)	$(109,694)

Geographical Breakdown of Direct Earned Premiums

Direct earned premium by state is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(unaudited)		(unaudited)
California	$13,015	$16,334	$27,606	$31,480
Washington	2,611	3,379	5,324	6,364
New Jersey	2,046	2,749	4,243	5,208
Oregon	1,723	1,713	3,604	3,509
Illinois	1,054	1,019	2,202	2,060
Arizona	1,060	1,245	2,162	2,513
Pennsylvania	683	741	1,405	1,398
Virginia	398	578	825	1,048
Total premiums earned	$22,590	$27,758	$47,371	$53,580

During the three months ended June 30, 2020 and 2021 (unaudited), the Company recognized $1.8 million and $1.0 million of revenue earned from customers outside the United States, respectively. During the six months ended June 30, 2020 and 2021 (unaudited), the Company recognized $2.5 million and $2.0 million of revenue earned from customers outside the United States, respectively. Long-lived assets are all held in the U.S. For the three and six months ended June 30, 2020 and 2021 (unaudited), substantially all of the Company’s revenue was earned from customers residing in the United States.

16. Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Numerator:	(unaudited)		(unaudited)
Net loss attributable to common stockholders ($ in thousands)	$(8,898)	$(41,260)	$(25,787)	$(144,887)
Demoninator:
Weighted average common shares outstanding - basic and diluted	8,886,421	126,693,218	8,878,928	101,236,461
Net loss per share attributable to common stockholders - basic and diluted	$(1.00)	$(0.33)	$(2.90)	$(1.43)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of Common Stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2020	2021
	(unaudited)
Convertible preferred stock	68,776,614	-
Outstanding stock options - Stock Plan	4,344,819	3,037,545
Warrants for preferred stock	869,942	-
Warrants for common stock	78,371	7,846,667
Restricted stock units	-	7,678,105
Total anti-dilutive securities	74,069,746	18,562,317

17. Related-Party Transactions

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

In March 2018, the Company entered into an agreement with a third party under which the Company developed proprietary software solutions and provides access to and use of such software solutions and related services. In July 2018, the third party became an investor of the Company as part of the Series E convertible preferred stock Financing. During the three months ended June 30, 2020 and June 30, 2021 (unaudited), the Company recognized $1.8 million and 1.0 million of revenue from the investor, respectively. During the six months ended June 30, 2020 and June 30, 2021 (unaudited), the Company recognized $2.5 million and $2.0 million of revenue from the investor, respectively. The Company had $0 million and $0.2 million in accounts receivable balances from the investor as of December 31, 2020 and June 30, 2021 (unaudited) respectively. The Company continues to enter into contracts with the investor related to the Company’s Enterprise business solutions (see Note 14, Segment and Geographic Information).

An executive of Hudson, who the Company entered into a Note Purchase and Security Agreement with in 2020 (see Note 9, Notes Payable, net), is on the Company’s Board of Directors. This loan was repaid in March 2021 and is no longer outstanding.

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

Our Model

The traditional auto insurance industry is focused on charging customers static insurance rates based on a “class” of driver, which is determined based on a set of variables that approximate and estimate risk. The traditional approach requires little ongoing customer engagement and requires manual claims servicing, which results in lower gross margins. In contrast, our model is digitally native, automated, and built using predictive models. Our product provides customized rates for each individual driver, using telematics data and proprietary predictive models to assess risk and determine pricing for each customer, while billing customers based on their actual miles driven. We have automated the claims approval process, resulting in higher margins, and reduced fraud rates through real-time reporting from telematics devices, resulting in lower loss ratios.

We have experienced strong growth since inception; however, our focus has been on prioritizing unit economics rather than solely focusing on revenue growth through increased net losses. Our priority has been on developing a durable business advantage.

Our gross profit/(loss), which is impacted by our reinsurance arrangements, increased from $(1.5) million for the three months ended June 30, 2020 to $(2.3) million for the three months ended June 30, 2021, and decreased from $(5.5) million for the six months ended June 30, 2020 to $(4.4) million for the six months ended June 30, 2021. Our accident period contribution profit/(loss), a non-GAAP financial measure that excludes the results of prior period development on loss and LAE, decreased from $6.5 million for the three months ended June 30, 2020 to $(0.9) million for the three months ended June 30, 2021, and decreased from $8.7 million for the six months ended June 30, 2020 to $1.0 million for the six months ended June 30, 2021, largely due to an increase in losses. Accident period refers to the period in which the loss occurs, and estimates are made to determine the ultimate expected cost of that loss. These estimates are reassessed each subsequent period, and the movement from the initial estimate of that accident period is known as prior period development. We view accident period contribution margin as the most relevant metric of current product profitability and use accident period contribution margin to consistently evaluate the variable contribution to our business from insurance operations from period to period based on the most current product profitability. Contribution profit/(loss), a non-GAAP financial measure that includes the results of prior period development on loss and LAE, decreased from $4.8 million for the three months ended June 30, 2020 to $(1.2) million for the three months ended June 30, 2021, and decreased from $6.5 million for the six months ended June 30, 2020 to $(3.0) million for the six months ended June 30, 2021 largely due to unfavorable prior period loss development. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident period contribution profit/(loss) and contribution profit/(loss)and a reconciliation to the most comparable GAAP measure.

Reinsurance

We review our need to obtain reinsurance to help manage our exposure to property and casualty insurance risks

The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. Thus, from May 1, 2019 through April 30, 2021, we ceded a larger percentage of our premium than in prior periods, resulting in a significant decrease in our revenues as reported under GAAP. In addition, under the reinsurance agreements from various years, LAE was ceded at a fixed rate ranging from 3% to 6% of ceded earned premium. In February 2021, we commuted 67% of our reinsurance program, resulting in 34.2% of the book being ceded as of March 2021. As of June 2021 we have commuted the remainder of our reinsurance programs to allow us to manage our surplus at the insurance carrier at a lower cost of capital. Going forward, and given the strength of our current balance sheet, we will continue to monitor our reinsurance needs, including new quota share arrangements, to maintain adequate capital levels at the insurance company level.

As we change our reinsurance arrangements, whereby the terms and structures may vary widely, our prior results, impacted by reinsurance, may not be a good indicator of future performance, including the fluctuations experienced in gross profit. Thus, we use accident period contribution profit/(loss) and contribution profit/(loss) as key measures of our performance.

Key Performance Indicators

We regularly review key operating and financial performance indicators to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP financial and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident period contribution profit/(loss), contribution profit/(loss), accident period loss ratio and accident period LAE ratio and a reconciliation to the most comparable GAAP measures.

The following table presents these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	($ in millions, except for Direct Earned Premium per Policy)		($ in millions, except for Direct Earned Premium per Policy)
Policies in Force (end of period)	93,117	95,314	93,117	95,314
Direct Earned Premium per Policy (annualized)	$995	$1,181	$1,059	$1,141
Direct Written Premium	$21.7	$26.3	$48.3	$54.3
Direct Earned Premium	$22.6	$27.8	$47.4	$53.6
Gross Profit/(Loss)	$(1.5)	$(2.3)	$(5.5)	$(4.4)
Gross Margin	(19.5)%	(8.2)%	(33.8)%	(9.6)%
Accident Period Contribution Profit/(Loss)	$6.5	$(0.9)	$8.7	$1.0
Accident Period Contribution Margin	28.8%	(3.3)%	18.2%	1.8%
Contribution Profit/(Loss)	$4.8	$(1.2)	$6.5	$(3.0)
Contribution Margin	21.2%	(4.2)%	13.6%	(5.6)%
Direct Loss Ratio	52.4%	78.7%	59.5%	78.6%
Direct LAE Ratio	12.2%	13.0%	13.2%	13.7%
Accident Period Loss Ratio	49.8%	74.2%	58.9%	70.5%
Accident Period LAE Ratio	7.2%	16.5%	9.1%	14.4%

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

Contribution Profit/(Loss) and Accident Period Contribution Profit/(Loss)

Contribution profit/(loss), a non-GAAP financial measure, is defined as gross profit/(loss), excluding the effects of reinsurance arrangements on both total revenue and losses and LAE and excludes enterprise software revenues, investment income earned at the holding company, amortization of internally developed software, and devices, while including bad debt, report costs and other policy servicing expenses. Accident period contribution profit/(loss), a non-GAAP financial measure, further excludes the results of prior period development on losses and LAE. We believe the resulting calculations are inclusive of the variable costs of revenue incurred to successfully service a policy, but without the volatility of reinsurance. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period because it is the result of direct earned premiums, plus investment income earned at the insurance company, minus direct losses, direct LAE, premium taxes, bad debt, payment processing fees, data costs, underwriting reports, and other costs related to servicing policies. Accident period contribution profit/(loss) further excludes the results of prior period development on loss and LAE, thereby providing the most accurate view of the performance of our underlying insurance product, which drives our growth investment decisions and is a strong indicator of future loss performance.

See the section entitled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss).

Contribution Margin and Accident Period Contribution Margin

Contribution margin, a non-GAAP financial measure, is defined as contribution profit/(loss) divided by adjusted revenue. Adjusted revenue, a non-GAAP financial measure, is defined as total revenue, excluding the net effect of our reinsurance arrangements, revenue attributable to our enterprise segment, interest income generated outside of our insurance company, and bad debt expense. We view contribution margin as an important metric because it most closely correlates to the economics of our core underlying insurance product and measures our progress towards profitability. Accordingly, we use this non-GAAP financial measure to consistently evaluate the variable contribution to our business from insurance operations from period to period. Accident period contribution margin, a non-GAAP financial measure, is defined as accident period contribution profit/(loss) divided by adjusted revenue. We view accident period contribution margin as an important metric as it excludes the results of prior period development on loss and LAE, thereby providing the most meaningful view of the performance of our current underlying insurance product, which drives our growth investment decisions and is a strong indicator of future loss performance.

See the section entitled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss).

Direct and Accident Period Loss Ratio

We define direct loss ratio expressed as a percentage, as the ratio of direct losses to direct earned premium. Direct loss ratio excludes LAE. We view direct loss ratio as an important metric because it allows us to evaluate losses and LAE separately prior to the impact of reinsurance.

We define accident period loss ratio as direct loss ratio excluding prior accident period development on losses. We view accident period loss ratio as an important metric because it allows us to evaluate the expected ultimate losses, including losses not yet reported, for the most recent accident period.

Direct and Accident Period LAE Ratio

We define direct LAE ratio expressed as a percentage, as the ratio of direct LAE to direct earned premium. We view the direct LAE ratio as an important metric because it allows us to evaluate losses and LAE separately prior to the impact of reinsurance. We actively monitor the direct LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy.

We define the accident period LAE ratio as the direct LAE ratio excluding prior quarter development on LAE. We view accident period LAE ratio as an important metric because it allows us to evaluate the expected ultimate LAE, including LAE for claims not yet reported, for the most recent accident period.

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

For the three months ended June 30, 2021, we generated $27.8 million in direct earned premium, an increase of $5.2 million or 22.9%, as compared to $22.6 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated $53.6 million in direct earned premium, an increase of $6.2 million or 13.1%, as compared to $47.4 million for the six months ended June 30, 2020. This increase in both reporting periods was primarily due to a year-over-year increase in direct earned premium per policy, which is a reflection of miles driven. Based on internal data, the average miles driven per policy increased by 20% for the first half of 2021 as compared to the same period in 2020. We believe that the potential long-term impacts of COVID-19, as more companies embrace work from home policies, represent an opportunity for us to increase our customer base as drivers continue to look for value-driven insurance solutions that provide the same or a better quality product that aligns to their own driving behaviors.

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

Our Ability to Expand Nationally Across the United States

Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are licensed in 49 states and the District of Columbia, with licenses active in 46 states and the District of Columbia, and writing business in eight states. We plan to apply our highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. This will allow us to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state.

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

Premiums Earned, net

Premiums earned, net represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under any reinsurance agreements. Revenue from premiums is earned over the term of the policy, which is written for six-month terms. The premium for the policy provides for a base rate per month for the entire policy term upon the binding of the policy plus a per-mile rate multiplied by the miles driven each day (based on data from the telematics device, subject to a daily maximum).

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

Other Revenue

Other revenue consists of enterprise revenue, revenue related to policy acquisition costs recovered as part of a reinsurance arrangement with reinsurance partners, reinsurance profit commissions based on performance of the ceded business, gain on reinsurance commutation and policy commissions earned from NGI. We have developed technologies intended for internal use to service our insurance business and have started offering our technologies to third-party insurance carriers. Enterprise revenue represents revenues generated from the licensing of such internally developed software on a subscription basis, and sales of our professional services, which includes customization and implementation services for customers. We also earned revenues from policy acquisition costs recovered for policies newly ceded to our reinsurance partners, and we earn commissions for policies underwritten by NGI prior to becoming a full-stack insurance carrier in 2016.

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

Both losses and LAE are net of amounts ceded to reinsurers. We evaluate whether to enter into reinsurance contracts to protect our business from losses due to concentration of risk and to manage our operating leverage ratios, as well as to provide additional capacity for growth. Our reinsurance contracts consist of quota-share reinsurance agreements with our reinsurance partners under which risks are covered on a pro-rata basis for all policies underwritten by us (see the section entitled “— Reinsurance” for further discussion). These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Losses and LAE may be paid out over a period of years.

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

Sales, Marketing and Other Acquisition Costs

Sales, marketing, and other acquisition costs includes spend related to advertising, branding, public relations, third-party marketing, consumer insights, reinsurance ceding commissions, and expense recognized due to return of onboarding allowance as part of reinsurance commutations. These expenses also include related personnel costs and overhead. We incur sales, marketing and other acquisition costs for all product offerings including our newly introduced software as a service (“SaaS”) platform which provides access to our developed technology under SaaS arrangements, along with professional services to third-party customers (“Enterprise business solutions”). Sales, marketing and other acquisition costs are expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. We plan to continue investing in marketing to attract and acquire new customers, increase our brand awareness, and expand our Enterprise product offering. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales, marketing and other acquisition costs will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2021

The following table presents our consolidated statement of operations for the three months ended June 30, 2020 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2020	2021	$ Change	% Change
	(unaudited)
Revenue
Premiums earned, net	$2,794	$18,049	$15,255	546%
Investment income	139	19	(120)	(86)%
Other revenue	4,785	10,030	5,245	110%
Total revenue	7,718	28,098	20,380	264%
Costs and expenses
Losses and loss adjustment expenses	2,366	22,640	20,274	857%
Policy servicing expense and other	4,056	5,055	999	25%
Sales, marketing and other acquisition costs	(300)	25,926	26,226	(8,742)%
Research and development	2,173	3,118	945	43%
Amortization of capitalized software	2,799	2,701	(98)	(4)%
Other operating expenses	3,965	16,738	12,773	322%
Total costs and expenses	15,059	76,178	61,119	406%
Loss from operations	(7,341)	(48,080)	(40,739)	555%
Other expense
Interest expense and other	1,201	164	(1,037)	(86)%
Increase in fair value of stock warrant liability	356	(6,984)	(7,340)	(2,062)%
Total other expense	1,557	(6,820)	(8,377)	(538)%
Net loss before taxes	(8,898)	(41,260)	(32,362)	364%
Net loss after taxes	$(8,898)	$(41,260)	$(32,362)	364%

Revenue

Premiums Earned, net

Net premiums earned increased $15.3 million, or 546%, from $2.8 million for the three months ended June 30, 2020 to $18.1 million for the three months ended June 30, 2021, which was primarily attributable to a $9.8 million decrease in premiums ceded to our reinsurance partners, a $5.2 million increase in direct earned premium, and a $0.3 million decrease in bad debt expense which was due primarily to state mandated COVID-19 payment extensions. Decrease of $9.8 million in premiums ceded to our reinsurance partners was driven largely by reinsurance commutation settlements. Direct earned premium increased by $5.2 million from $22.6 million for the three months ended June 30, 2020 to $27.8 million for the three months ended June 30, 2021. Increase in direct earned premiums was primarily attributable to an increase in policies in force during the three months ended June 30, 2021 as well as increase in miles driven during the same period. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.

Investment Income

Investment income decreased $0.1 million, or 86%, from $0.1 million for the three months ended June 30, 2020 to $19,000 for the three months ended June 30, 2021. The decrease was primarily due to a lower balance of highly liquid fixed income investments during the three months ended June 30, 2021.

Other Revenue

Other revenue increased $5.2 million, or 110%, from $4.8 million for the three months ended June 30, 2020 to $10.0 million for the three months ended June 30, 2021. The increase was primarily attributable to an $8.1 million gain recognized on reinsurance commutation settlements, partially offset by $0.7 million decrease in revenues from new customer implementations of our Enterprise business solutions, and a $2.2 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. A substantial portion of Enterprise business solutions revenue was from one customer who was an investor and therefore a related party, as described in Note 17 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Costs and Expenses

Losses and LAE

Losses and LAE increased $20.3 million, or 857%, from $2.3 million for the three months ended June 30, 2020 to $22.6 million for the three months ended June 30, 2021. Ceded losses and LAE decreased $9.3 million as a result of commuting all of our reinsurance programs and thereby retaining more losses. Direct losses and LAE increased by $11.0 million due to an overall increase in claims cost, frequency, and severity.

Policy Servicing Expense and Other

Policy servicing expense and other increased $1.0 million, or 25%, from $4.0 million for the three months ended June 30, 2020 to $5.0 million for the three months ended June 30, 2021. The increase was primarily attributable to increase in our customer experience and other policy servicing personnel related expenses to support our growth objectives.

Sales, Marketing, and Other Acquisition Costs

Sales, marketing, and other acquisition costs increased $26.2 million, or 8,742%, from ($0.3) million for the three months ended June 30, 2020 to $25.9 million for the three months ended June 30, 2021. Of this increase, $20.1 million was reinsurance-related including the commutation settlement and the impact to the ceding commission offset. During the second quarter of 2021, we completed the restructuring of our reinsurance programs commuting all of the programs. As a result of the commutations, we recorded a gain of $8.1 million recorded in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $17.6 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Additionally, as part of our typical marketing efforts, there was an increase of $5.7 million in both our online and offline marketing campaigns. This was increased by a $2.5 million less in reinsurance ceding commission which serves as an offset to sales and marketing expense. During the second quarter of 2020, reinsurance ceding commission which was driven by improved ceded loss ratio, resulting from the COVID-19 pandemic, exceeded sales, marketing and other acquisition expense incurred during the same period, resulting in a negative expense for the three-month period. For the six-month period, sales, marketing and other acquisition expenses incurred exceeded reinsurance ceding commission.

Research and Development

Research and development increased $0.9 million, or 43%, from $2.2 million for the three months ended June 30, 2020 to $3.1 million for the three months ended June 30, 2021. The increase was primarily attributable to increase in personnel related expenses to support our growth objectives.

Amortization of Capitalized Software

Amortization of capitalized software decreased $0.1 million, or 4%, from $2.8 million for the three months ended June 30, 2020 to $2.7 million for the three months ended June 30, 2021. The decrease was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.

Other Operating Expenses

Other operating expenses increased $12.8 million, or 322%, from $4.0 million for the three months ended June 30, 2020 to $16.8 million for the three months ended June 30, 2021. The increase was primarily driven by an increase of $8.0 million in director and officers’ stock-based compensation expense and a $4.8 million increase in general corporate overhead costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, and increased legal, audit and consulting fees.

Interest Expense

Interest expense decreased $1.0 million, or 86%, from $1.2 million for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021. The decrease was primarily attributable to lower debt principal balance during the second quarter of 2021 as debt was paid off during the first quarter of 2021 and no outstanding debt remains on the balance sheet.

Decrease in fair value of stock warrant liability

Fair value of stock warrant liability decreased $7.3 million, from $0.4 million for the three months ended June 30, 2020 to ($6.9) million for the three months ended June 30, 2021. The decrease was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.

Comparison of the six months ended June 30, 2020 and June 30, 2021

The following table presents our consolidated statement of operations for the six months ended June 30, 2020 and 2021, and the dollar and percentage change between the two periods:

	Six Months Ended June 30,
	2020	2021	$ Change	% Change
	(unaudited)
Revenue
Premiums earned, net	$6,221	$19,174	$12,953	208%
Investment income	419	55	(364)	(87)%
Other revenue	9,768	26,145	16,377	168%
Total revenue	16,408	45,374	28,966	177%
Costs and expenses
Losses and loss adjustment expenses	7,771	34,903	27,132	349%
Policy servicing expense and other	8,684	9,498	814	9%
Sales, marketing and other acquisition costs	3,588	73,220	69,632	1,941%
Research and development	4,836	6,768	1,932	40%
Amortization of capitalized software	5,496	5,352	(144)	(3)%
Other operating expenses	9,214	25,327	16,113	175%
Total costs and expenses	39,589	155,068	115,479	292%
Loss from operations	(23,181)	(109,694)	(86,513)	373%
Other expense
Interest expense and other	1,940	16,040	14,100	727%
Increase in fair value of stock warrant liability	666	19,153	18,487	2,776%
Total other expense	2,606	35,193	32,587	1,250%
Net loss before taxes	(25,787)	(144,887)	(119,100)	462%
Net loss after taxes	$(25,787)	$(144,887)	$(119,100)	462%

Revenue

Premiums Earned, net

Net premiums earned increased $13.0 million, or 208%, from $6.2 million for the six months ended June 30, 2020 to $19.2 million for the six months ended June 30, 2021, which was primarily attributable to a $7.2 million decrease in premiums ceded to our reinsurance partners, a $6.2 million increase in direct earned premium, and a $0.5 million increase in bad debt expense which was due primarily to state mandated COVID-19 payment extensions. The decrease of $7.2 million in premiums ceded to our reinsurance partners was driven largely by reinsurance commutation settlements. Direct earned premium increased by $6.2 million from $47.4 million for the six months ended June 30, 2020 to $53.6 million for the six months ended June 30, 2021. The increase in direct earned premiums was primarily attributable to an increase in policies in force during the six months ended June 30, 2021 as well as increase in miles driven during the same period. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.

Investment Income

Investment income decreased $0.3 million, or 87%, from $0.4 million for the six months ended June 30, 2020 to $0.1 million for the six months ended June 30, 2021. The decrease was primarily due to a lower balance of highly liquid fixed income investments during the six months ended June 30, 2021.

Other Revenue

Other revenue increased $16.4 million, or 168%, from $9.8 million for the six months ended June 30, 2020 to $26.2 million for the six months ended June 30, 2021. The increase was primarily attributable to a $19.4 million gain recognized on reinsurance commutation settlement, partially offset by a $3.0 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program and reinsurance profit commission. A substantial portion of Enterprise business solutions revenue was from one customer who was an investor and therefore a related party, as described in Note 17 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Costs and Expenses

Losses and LAE

Losses and LAE increased $27.1 million, or 349%, from $7.8 million for the six months ended June 30, 2020 to $34.9 million for the six months ended June 30, 2021. Ceded losses and LAE decreased $12.0 million as a result of commuting all of our reinsurance programs and thereby retaining more losses. Direct losses and LAE increased by $15.1 million, driven by an overall increase in claims costs due to an increase in claims severity observed industry-wide and a reserve adjustment.

Policy Servicing Expense and Other

Policy servicing expense and other increased $0.8 million, or 9%, from $8.7 million for the six months ended June 30, 2020 to $9.5 million for the six months ended June 30, 2021. The increase was primarily attributable to increase in our customer experience and other policy servicing personnel related expenses to support our growth objectives.

Sales, Marketing, and Other Acquisition Costs

Sales, marketing, and other acquisition costs increased $69.6 million, or 1,941%, from $3.6 million for the six months ended June 30, 2020 to $73.2 million for the six months ended June 30, 2021. Of this increase, $62.2 million was reinsurance-related including the commutation settlement and impact to the ceding commission offset. During the six months ended June 30, 2021, we commuted all of our reinsurance programs. As a result of the commutations, we recorded a gain of $19.4 million recorded in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $58.3 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Additionally, as part of our typical marketing efforts, there was an increase of $7.8 million in both our online and offline marketing campaigns. This was reduced by a $3.9 million less in reinsurance ceding commission which serves as an offset to sales and marketing expense.

Research and Development

Research and development increased $1.9 million, or 40%, from $4.8 million for the six months ended June 30, 2020 to $6.7 million for the six months ended June 30, 2021. The increase was primarily attributable to a decrease of $2.0 million in capitalized software costs which serves as an offset to research and development expense.

Amortization of Capitalized Software

Amortization of capitalized software decreased $0.1 million, or 3%, from $5.5 million for the six months ended June 30, 2020 to $5.4 million for the six months ended June 30, 2021. The decrease was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.

Other Operating Expenses

Other operating expenses increased $16.1 million, or 175%, from $9.2 million for the six months ended June 30, 2020 to $25.3 million for the six months ended June 30, 2021. The increase was primarily driven by an increase of $10.8 million in director’s, officers’, and employees’ stock-based compensation expense and a $2.3 million increase in general corporate overhead costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, and increased legal, audit and consulting fees.

Interest Expense

Interest expense increased $14.1 million, or 727%, from $1.9 million for the six months ended June 30, 2020 to $16.0 million for the six months ended June 30, 2021. The increase was primarily attributable to a $14.1 million non-recurring write off of unamortized debt issuance costs and debt prepayment fees related to debt payoff during the six months ended June 30, 2021 as described in Note 9 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. As of June 30, 2021, all debt had been repaid and no outstanding debt remains on the balance sheet.

Increase in fair value of stock warrant liability

Fair value of stock warrant liability increased $18.5 million, from $0.7 million for the six months ended June 30, 2020 to $19.2 million for the six months ended June 30, 2021. The increase was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP, and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, accident period contribution profit/(loss) and contribution profit/(loss) should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that these non-GAAP measures fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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

The following table provides a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	($ in millions)		($ in millions)
Total revenue	$7.7	$28.1	$16.4	$45.4
Losses and LAE	(2.4)	(22.6)	(7.8)	(34.9)
Policy servicing expense and other	(4.0)	(5.1)	(8.6)	(9.5)
Amortization of capitalized software	(2.8)	(2.7)	(5.5)	(5.4)
Gross profit/(loss)	(1.5)	(2.3)	(5.5)	(4.4)
Gross margin	(19.5)%	(8.2)%	(33.8)%	(9.6)%

Less revenue adjustments
Revenue Adjustments Related to Reinsurance	16.3	0.6	33.1	9.5
Revenue from Enterprise Segment	(1.8)	(1.1)	(2.5)	(2.2)
Interest Income and Other	0.5	0.2	0.8	1.3

Less costs and expense adjustments
Loss and LAE Adjustments Related to Reinsurance	(12.2)	(2.9)	(26.7)	(14.7)
Loss and LAE Adjustments Related to Prior Period Development	1.7	0.3	2.2	4.0
Bad Debt, Report Costs and Other Expenses	(0.2)	0.3	(0.2)	(0.1)
Amortization of Internally Developed Software	2.8	2.7	5.5	5.4
Devices	0.9	1.3	2.0	2.2
Accident period contribution profit/(loss)	$6.5	$(0.9)	$8.7	$1.0

Prior Period Development	$(1.7)	$(0.3)	$(2.2)	$(4.0)
Contribution profit/(loss)	$4.8	$(1.2)	$6.5	$(3.0)

Total revenue	$7.7	$28.1	$16.4	$45.4
Revenue adjustments	15.0	(0.3)	31.4	8.6
Adjusted revenue	$22.7	$27.8	$47.8	$54.0

Accident period contribution margin	28.8%	(3.3)%	18.2%	1.8%
Contribution margin	21.2%	(4.2)%	13.6%	(5.6)%

Liquidity and Capital Resources

We are a holding company that transacts a majority of our business through operating subsidiaries. Through our insurance subsidiaries, we sell pay-per-mile auto insurance policies to customers and through our Enterprise subsidiary, we sell our insurance solution technology to third-party insurance carriers. From inception through completion of the Merger, we financed our operations primarily through sales of insurance policies, sales of our Enterprise platform, and the net proceeds received from the issuance of preferred stock, debt, and sales of investments. As of June 30, 2021, we had $202.6 million in cash and cash equivalents which includes $310.0 million received in cash from the trust account and the private placements in connection with the Closing in February 2021, compared to $19.2 million as of December 31, 2020. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.

Insurance companies in the United States are also required by state law to maintain a minimum level of capital and surplus. Insurance companies are subject to certain RBC requirements as specified by NAIC. These standards for property and casualty insurers are used as a means of monitoring the financial strength of insurance companies. Under these requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. Such regulation is generally for the protection of the policyholders rather than stockholders. As of June 30, 2021 and December 31, 2020, our capital and policyholders’ surplus exceeded the minimum RBC requirements. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the expansion of marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.

As part of our plans to restructure our reinsurance program and ensure the insurance carrier is adequately capitalized, approximately $55.2 million moved from unrestricted to restricted cash in the first and second quarter of 2021, a portion of which was used for reinsurance commutation settlements.

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2020	2021
	($ in millions)
Net cash used in operating activities	$(23.0)	(47.5)
Net cash provided by investing activities	22.0	(32.2)
Net cash provided by financing activities	25.9	273.5

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $47.5 million, which was an increase of net cash used of $24.5 million from $23.0 million for the six months ended June 30, 2020. Cash used during this period included $89.3 million from net loss for the six months ended June 30, 2021, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities increased by $49.4 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, prepaid expenses and other, unearned premium reserve, and loss and LAE reserves.

Net cash used in operating activities for the six months ended June 30, 2020 was $23.0 million. Cash used during this period included $15.3 million from net loss for the six months ended June 30, 2020, excluding the non-cash impacts from depreciation, stock-based compensation, and other non-cash items. Net cash used due to changes in operating assets and liabilities primarily consisted of increases in ceded reinsurance premium payable, loss and LAE reserves, other liabilities, and unearned premium reserves which outpaced the growth of premiums and accounts receivable, reinsurance recoverable and accounts payable. The increase in cash used in operating activities from the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a reinsurance commutation settlement, as well as an increase in corporate overhead costs.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $32.2 compared to $22.0 million in net cash provided by investing activities during the three months ended June 30, 2020, which was primarily driven by purchases and maturities of marketable securities offset by our continued investment in telematics devices, leasehold improvements, and other equipment, as well as continued investment in our website and software development.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $273.5 million compared to $25.9 million in cash provided by financing activities for the six months ended June 30, 2020. The increase in cash provided by financing activities is primarily due to cash received from the trust account and the private placements in connection with the Closing in February 2021.

Contractual Obligations

The following is a summary of material contractual obligations and commitments as of June 30, 2021:

	Total	2021 (remaining six months)	2022 – 2023	2024 – 2025	Thereafter
	(in millions)
Long-term debt	$-	$-	$-	$-	$-
Interest on long-term debt	-	-	-	-	-
Operating Leases	24.7	1.6	6.3	5.6	11.2
Purchase Commitments	3.1	3.1	-	-	-
Total	$27.8	$4.7	$6.3	$5.6	$11.2

Financing Arrangements

Subordinated Note Purchase and Security Agreement

In April 2020, we entered into the Note Purchase Agreement with Hudson, which was amended in February 2021 to reflect the consummation of the Merger by adding INSU as a guarantor and reflecting our new corporate structure. An executive of Hudson is on our board of directors and is a related party, as discussed in Note 17 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.

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

See Note 1, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements which are which are included in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 9, 2021.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain credit and interest rate risks as part of our ongoing business operations.

Credit Risk

We are exposed to credit risk on our investment portfolio and were exposed on our reinsurance contracts. Investments that potentially subject us to credit risk consist principally of cash and marketable securities. We place our cash and cash equivalents with financial institutions with high credit standing and our excess cash in marketable investment grade securities. With respect to our reinsurance contracts, we were exposed to credit risk from reinsurance recoverables and prepaid reinsurance premiums, which was mitigated by using a diverse group of reinsurers and monitoring their financial strength ratings. For any reinsurance counterparties who were not rated, we require adequate levels of collateral in the form of a trust account or Letter of Credit. The credit risk on our reinsurance contracts has been eliminated with the commutation of the reinsurance programs.

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report solely due to the material weakness in our internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On April 12, 2021, the Acting Director of the Division of Corporate Finance and the Acting Chief Accountant of the SEC issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Statement”). The Statement indicated that when certain features are included in warrants issued in special purpose acquisition company (“SPAC”) transactions, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Management analyzed and evaluated INSU’s financial statements previously filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and concluded that there was a material misstatement related to the accounting for complex financial instruments in the historical financial statements of INSU for the year ended December 31, 2020. We have filed a Current Report on Form 8-K under Item 4.02 that includes a statement of non-reliance on such historical financial statements and filed an Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 with the SEC on June 2, 2021.

Prior to the issuance of the Statement, management had concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by the Annual Report on Form 10-K filed with the SEC on March 31, 2021. However, in response to the guidance in the Statement, management re-evaluated INSU’s disclosure controls and procedures as of December 31, 2020 and concluded that INSU’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 due to a material weakness in internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments.

Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q included consideration of the guidance set forth in the Statement. Based on the items discussed in the Statement, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, we did not design and maintain effective controls over financial reporting relating to the accounting treatment for complex financial instruments, as discussed above.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation Plan

We are taking steps to remediate the material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. We have enhanced these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These actions are subject to ongoing review by senior management and Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weakness or modify the remediation efforts described above and will continue to review and make necessary changes to the overall design of our internal controls. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 with the SEC on June 2, 2021.

Risks Related to Our Business

We have a history of net losses and could continue to incur substantial net losses in the future.*

We have incurred recurring losses on an annual basis since our incorporation in 2011. We incurred net losses of $120.1 million and $41.3 million for the year ended December 31, 2020, and the three months ended June 30, 2021, respectively. We had an accumulated deficit of $366.6 million and $511.5 million  as of December 31, 2020, and June 30, 2021, respectively.

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

In addition, we will incur additional expenses to support our growth. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for our services and success of current or potential future competitors. As a result, we may not achieve or maintain profitability in future periods.

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

Our business has been and may continue to be impacted by the effects of the outbreak COVID-19, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place” (“SIPs”) and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. Beginning in the second quarter of 2020, our business was favorably impacted by the SIPs as our customers drove less. While our premiums collected declined due to per-mile billing, we had a corresponding material decline in incurred losses. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requiring deferral of insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that the pandemic will cause an economic slowdown of potentially extended duration, as well as a global recession. This could result in an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. It is also possible that working from home or other remote work arrangements adopted during the SIPs become permanent on a widespread basis, thereby resulting in further reduction in premiums collected due to per-mile billing, or a permanent reduced need for auto insurance. Furthermore, due to COVID-19’s negative impact on driving, regulators in many states continue to mandate or request that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure due to the virus. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in several states in which we operate or into which we plan to expand placed a mandatory moratorium on non-pay cancellations and could revive, add to, extend, or expand the scope of such moratoriums, providing consumers grace periods ranging from 60 days to indefinite (based on the term of emergency orders) in duration, during which premium did not need to be paid in a timely fashion. These moratoriums resulted in an increase of premium write-offs from 1.9% for the year ending December 31, 2019 to 2.4% for the year ending December 31, 2020. Premium write-offs have been immaterial to date, but could be significant in the future. There were still several states with bulletins effective after December 31, 2020, and depending on the unpredictable nature of the pandemic and SIPs such moratoriums could be revived, added to, or extended. These mandates and similar regulations or suggestions could negatively impact our ability to charge or increase premiums to adequately cover our losses and could result in continued increased premium write-offs.

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

In addition, the National Association of Insurance Commissioners (“NAIC”), announced on July 23, 2020 the formation of a new Race and Insurance Special Committee (the “Special Committee”). The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that we currently use or plan to use in the future to underwrite insurance could negatively impact our business.

Regulators may also require us to disclose the external data we use, algorithms and/or predictive matters prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.

Additionally, existing laws, such as the California Consumer Privacy Act (the “CCPA”), future and recently adopted laws, such as the California Privacy Rights Act (the “CRPA”), and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.

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

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (“DASHBOARD”) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance law and regulations.

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

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We are currently licensed in the District of Columbia and 49 states of the United States, with licenses active in 46 states and the District of Columbia, and write business in eight of those states. We plan to have a presence in almost all states by 2022 but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states. As we seek to expand in the United States, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:

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

Insurers with a ratio falling below certain calculated thresholds may be subject to varying degrees of regulatory action, including heightened supervision, examination, rehabilitation or liquidation. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. Lower percentages trigger increasingly severe regulatory responses. In the event of a mandatory control level event (triggered when an insurer’s total adjusted capital falls below 70% of its authorized control level risk-based capital), an insurer’s primary regulator is required to take steps to place the insurer into receivership. As part of its regulatory review and approval of this transaction, the Delaware Department of Insurance required us to enter into a Capital Maintenance Agreement (the “CMA”). The CMA requires us, if the transaction closes, to ensure that the regulated insurance subsidiary, Metromile Insurance Company, will have and maintain total adjusted capital in an amount equal to at least 300% of the insurance company’s authorized control level risk based capital from the close of the transaction until a date to be determined by the regulator in mid-2025. Being required to maintain capital levels above the statutory requirement could put constraints on our ability to deploy capital to which our competitors are not subject.

In addition, the NAIC Insurance Regulatory Information System (the “IRIS”), is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the IRIS for any number of reasons, it could subject us to heightened regulatory scrutiny or measures, or create investor uncertainty around the stability of our financial condition, which could harm our business.

Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner’s Authority for Companies Deemed to be in Hazardous Financial Condition (the “Hazardous Financial Condition Standards”), which has been adopted by many states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures, or create uncertainty around the stability of our financial condition, which could harm our business.

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

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California recently enacted the CCPA, which became effective January 1, 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act (the “California Financial Information Privacy Act”) from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

In addition to privacy and data security requirements under applicable laws, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processors fail to comply with the PCI DSS, we may incur significant fines or liability and lose access to major payment card systems. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.

If we expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679 (“GDPR”) and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data.

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

By processing certain personal injury data on behalf of our clients, we may be subject to compliance obligations under privacy and data security-related laws specific to the protection of healthcare or medical information. Although we may be subject to the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) and comparable state laws, we do not have a process in place to assess or align our privacy and security practices specifically against requirements for protecting medical information.

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

As of December 31, 2020, we had gross federal income tax net operating losses (“NOLs”), of approximately $279 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise. Of our NOLs, $142 million of losses will begin to expire in 2031 through 2040 and $137 million of losses can be carried forward indefinitely.

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

The Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, with certain exceptions, including for insurance companies that are not life insurance companies, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017, with an exception for insurance companies that are not life insurance companies, can be carried forward indefinitely. For federal NOLs for insurance companies that are not life insurance companies subject to taxation under Part 2 of subchapter L of the Code, NOLs may be carried forward for 20 taxable years regardless of when they arise. The income of insurance companies that are not life insurance companies is generally not subject to a percentage limitation for offset by group NOLs. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

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

Furthermore, the enterprise business unit’s revenue and customer growth could slow or decline for a number of reasons, including slowing demand for its products, increased competition, changes to technology, a decrease in growth in the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Moreover, we have encountered and will continue to encounter a number of risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our market, or if we do not address these risks successfully, the enterprise business unit’s operating and financial results could differ materially from our expectations and this business unit could suffer.

Our enterprise software business has relied on, and is expected to continue to rely on, orders from a relatively small number of customers for a substantial portion of our revenue, and the loss of any of these customers would significantly harm our operating and financial results

Our revenue is dependent on orders from customers in the property and casualty (“P&C”) insurance industry, which may be adversely affected by economic, environmental, social, and geo-political conditions. We currently charge customers a license fee for our enterprise software that is proportional to the size of their business. This means we can expect to make more revenue from one large-sized customer (as measured by the size of the customer’s business) than from several small-sized customers (as measured by the size of their business). We currently rely on and expect to continue to rely on a relatively small number of large-sized customers to account for a majority of our revenue. As a result, if we fail to successfully sell our products and services to one or more of these large-sized customers in any particular period or fail to identify additional potential large-sized customers, or such customers purchase fewer of our products or services, defer or cancel purchase orders for any reason, fail to renew their license or subscription agreements or otherwise terminate their relationship with us for any reason, the results of operations and financial condition of the enterprise business unit would be significantly harmed.

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

Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid rate of growth, we are vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, with respect to our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.

In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than the holders of securities that we issue. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. Failure to comply with state insurance laws and regulations in the future could have a material adverse effect on our business, operating results and financial condition.

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

In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in our insurance holding company system, we are required to file an annual enterprise risk report in one or more states. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states have already done so.

In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, as adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. We cannot predict the impact, if any, that any other regulatory requirements may have on our business, financial condition or results of operations.

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

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina and Virginia have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. The New York Department of Financial Services has promulgated its own Cybersecurity Requirements for Financial Services Companies that is not based upon the Insurance Data Security Model Law and requires insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. In addition, some jurisdictions, such as California, Colorado, Massachusetts, Nevada, and Virginia have enacted more generalized data security laws that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.

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

Recorded claim reserves, including case reserves and incurred but not reported (“IBNR”), claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms, industry payment and reporting patterns, and changes in claim reporting and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.

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

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Investment Committee of our Board of Directors (the “Board”). However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.

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

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC as it relates to the portfolio of Metromile Insurance Company. The maximum percentage and types of securities we may invest in are subject to insurance laws and regulations, which may change. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of such investments.

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

At the Closing, our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 15% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained.

We will incur significant costs and obligations as a result of being a public company.

We have only recently become a publicly traded company. As a publicly traded company, we have and will incur significant legal, accounting and other expenses that we were not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until December 31, 2025 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

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

We may issue additional shares of Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under our 2021 Equity Incentive Plan (the “2021 Plan”) without stockholder approval in a number of circumstances.

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

If our performance does not meet market expectations, the price of our securities may decline.*

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

Factors affecting the trading price of our Common Stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet market expectations in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the insurance industry and market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	changes in laws and regulations affecting our business;

●	changes in the interpretation or enforcement of statutes and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our Common Stock available for public sale;

●	any significant change in our board or management;

●	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the anticipation of sales or lock-up expirations; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We have the ability to redeem outstanding Warrants (excluding any Placement Warrants held by the Sponsor, Cantor Fitzgerald & Co (“Cantor”) or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per Warrant, provided that the last reported sales price (or the closing bid price of our Common Stock in the event the shares of our Common Stock are not traded on any specific trading day) of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a Warrant holder: (i) to exercise its Warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its Warrants at the then-current market price when it might otherwise wish to hold its Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, will be substantially less than the market value of its Warrants.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 or which could have a material adverse effect on our business.

Commencing with our annual report for the year ending December 31, 2021, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Metromile as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our Common Stock.

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

We amended and restated certain items in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 (the “Amended Annual Report”), including INSU’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 (the “Restatement”). In connection with the Restatement, management re-evaluated the Company’s disclosure controls and procedures as of December 31, 2020 and identified a material weakness in internal control over financial reporting relating to the accounting treatment for certain complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law: (a) any derivative claim or cause of action brought on our behalf; (b) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (c) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our Bylaws; (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our Bylaws; (e) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provision will be enforced by a court in those other jurisdictions.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us following the Business Combination;

●	changes in our capital structure following the Business Combination, such as future issuances of securities or the incurrence of additional debt;

●	the volume of securities available for public sale;

●	any major change in the Board or management;

●	sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;

●	the realization of any of the other risks described herein;

●	additions or departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risks described in these Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q, factors that may contribute to the variability of our quarterly and annual results include:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

On August 9, 2021, the Company furnished a current report on Form 8-K with the SEC that included, as Exhibit 99.1, the Company’s Letter to Shareholders announcing its financial results for the second quarter ended June 30, 2021 (the “Letter”). We subsequently identified a clerical error on page 21 of the Letter, in which the amount of premiums receivable was inadvertently reported as $18,140 rather than the correct amount, which is $18,410 (dollar amounts reported in thousands).

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated November 24, 2020, dated January 12, 2021 by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Annex AA to the Company’s Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).
2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated November 24, 2020, and as amended on January 12, 2021, dated February 8, 2021, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and MetroMile, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
3.2	Second Amended and Restated Bylaws of the Company, dated February 9, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).
10.1#	Offer Letter, dated April 17, 2021, by and between Metromile, Inc. and Regi Vengalil.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROMILE, INC.

Date: August 10, 2021	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)