Form 10-Q
period 2021-09-30
Metromile, Inc.
filed 2021-11-15
CIK 1819035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 10, 2021 was 127,741,367.

METROMILE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•our ability to recognize the anticipated benefits of the Business Combination (as defined herein), which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•potential disruptions to our ongoing business operations caused by the announcement, pendency or completion of the Proposed Transaction (as defined herein);
•our ability to consummate the Proposed Transaction and realize the anticipated benefits thereof;
•the implementation, market acceptance and success of our business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our future operations;
•our business, expansion plans and opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements and statements about our beliefs are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include the following:
•We have a history of net losses and could continue to incur substantial net losses in the future;
•We may lose existing customers or fail to acquire new customers
•We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all;
•The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable;
•Severe weather and other catastrophic events, including the effects of climate change, are unpredictable and may have a material adverse effect on our financial results and financial condition;
•We rely on telematics, mobile technology and its digital platform to collect data points that we evaluate in pricing and underwriting insurance policies, managing claims and customer support, and improving business processes, and to the extent regulators prohibit or restrict this collection or use of this data, our business could be harmed;
•Regulatory changes may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology;
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict future performance;
ii

•Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, brand and prospects;
•Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition;
•Failure to maintain our risk-based capital (“RBC”) at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business;
•We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business;
•If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected;
•Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition;
•The insurance business, including the market for automobile, renters’ and homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business;
•We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth; and
•Our actual incurred losses may be greater than our loss and loss adjustment expense (“LAE”) reserves, which could have a material adverse effect on our financial condition and results of operations.
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
iii

PART I
ITEM 1. FINANCIAL STATEMENTS
METROMILE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments
Marketable securities - restricted	$49,792	$24,651
Total investments	49,792	24,651
Cash and cash equivalents	159,157	19,150
Restricted cash and cash equivalents	50,938	31,038
Receivable for securities	624	—
Premiums receivable	18,655	16,329
Reinsurance recoverable on paid loss	—	8,475
Reinsurance recoverable on unpaid loss	—	33,941
Prepaid reinsurance premium	—	13,668
Prepaid expenses and other assets	7,973	12,058
Deferred transaction costs	—	3,581
Deferred policy acquisition costs, net	1,569	656
Telematics devices, improvements and equipment, net	13,025	12,716
Website and software development costs, net	22,008	18,401
Digital assets, net	803	—
Intangible assets	7,500	7,500
Total assets	$332,044	$202,164

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Liabilities
Loss and loss adjustment expense reserves	$70,798	$57,093
Ceded reinsurance premium payable	—	27,000
Payable to carriers - premiums and LAE, net	299	849
Unearned premium reserve	17,393	16,070
Deferred revenue	4,597	5,817
Accounts payable and accrued expenses	8,907	8,222
Notes payable	—	51,934
Warrant liability	6,693	83,652
Other liabilities	6,302	8,554
Total liabilities	114,989	259,191

Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 89,775,268 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 0 and 68,776,614 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; liquidation preference of $0 and $302,397 as of September 30, 2021, and December 31, 2020, respectively	—	304,469

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 640,000,000 and 111,702,628 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 127,737,209 and 8,992,039 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	1
Accumulated paid-in capital	755,276	5,482
Note receivable from executive	—	(415)
Accumulated other comprehensive (loss) income	(15)	11
Accumulated deficit	(538,219)	(366,575)
Total stockholders' equity (deficit)	217,055	(361,496)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$332,044	$202,164
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	(unaudited)		(unaudited)
Premiums earned, net	$28,142	$3,139	$47,316	$9,360
Investment income	30	81	85	500
Other revenue	1,829	4,731	27,974	14,499
Total revenue	30,001	7,951	75,375	24,359
Costs and expenses
Losses and loss adjustment expenses	27,480	4,443	62,383	12,214
Policy servicing expense and other	5,674	4,119	15,172	12,803
Sales, marketing and other acquisition costs	12,332	28	85,552	3,616
Research and development	5,130	1,832	11,898	6,668
Amortization of capitalized software	2,838	2,815	8,190	8,311
Other operating expenses	14,207	3,924	39,534	13,138
Total costs and expenses	67,661	17,161	222,729	56,750
Loss from operations	(37,660)	(9,210)	(147,354)	(32,391)
Other expense
Interest expense	—	1,513	15,974	3,453
Impairment on digital assets	117	—	183	—
(Decrease) increase in fair value of stock warrant liability	(11,020)	(26)	8,133	640
Total other expense	(10,903)	1,487	24,290	4,093
Loss before taxes	(26,757)	(10,697)	(171,644)	(36,484)
Income tax benefit	—	(67)	—	(67)
Net loss	$(26,757)	$(10,630)	$(171,644)	$(36,417)
Net loss per share, basic and diluted	$(0.21)	$(1.20)	$(1.56)	$(4.10)
Weighted-average shares used in computing basic and diluted net loss per share	127,166,524	8,888,099	109,988,189	8,882,040
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net loss	$(26,757)	$(10,630)	$(171,644)	$(36,417)
Unrealized net loss on marketable securities	—	(64)	(26)	(33)
Total comprehensive loss	$(26,757)	$(10,694)	$(171,670)	$(36,450)
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
(DEFICIT) EQUITY
(dollars in thousands)

	Convertible Preferred Stock		Common Stock		APIC	Note Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	67,728,286	$304,469	8,730,377	$1	$3,816	$(408)	$60	$(246,478)	$(243,009)
Retroactive application of recapitalization	1,048,328	—	135,133	—	—	—	—	—	—
As adjusted, beginning of period	68,776,614	304,469	8,865,510	1	3,816	(408)	60	(246,478)	(243,009)
Exercises and vested portion of stock options	—	—	20,452	—	50	—	—	—	50
Stock-based compensation	—	—	—	—	555	—	—	—	555
Interest on stock purchase promissory note	—	—	—	—	—	(6)	—	—	(6)
Unrealized net gain on marketable securities	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	(25,787)	(25,787)
Balance as of June 30, 2020	68,776,614	$304,469	8,885,962	$1	$4,421	$(414)	$91	$(272,265)	(268,166)
Exercises and vested portion of stock options	—	—	7,630	—	20	—	—	—	20
Stock-based compensation	—	—	—	—	426	—	—	—	426
Interest on stock purchase promissory note	—	—	—	—	—	(2)	—	—	(2)
Unrealized net gain on marketable securities	—	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	—	(10,630)	(10,630)
Balance as of September 30, 2020	68,776,614	$304,469	8,893,592	$1	$4,867	$(416)	$27	$(282,895)	$(278,416)

Balance as of December 31, 2020	67,728,286	$304,469	8,854,978	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Retroactive application of recapitalization	1,048,328		137,061			—	—	—
As adjusted, beginning of period	68,776,614	$304,469	$8,992,039	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Stock-based compensation	—	—	—	—	12,021	—	—	—	12,021
Exercises and vested portion of stock options	—	—	1,089,670	—	2,175	—	—	—	2,175
Conversion of promissory note	—	—	—	—	(415)	415	—	—	—
RSUs withheld for tax purposes	—	—	—	—	(422)	—	—	—	(422)
Unrealized net loss on marketable securities	—	—	—	—	—	—	(26)	—	(26)
Exercise of convertible preferred stock warrants	3,974,655	132,718	—	—		—	—	—	—
Conversion of preferred stock to common	(72,751,269)	(437,187)	72,751,269	7	437,187	—	—	—	437,194
Business Combination and PIPE financing	—	—	43,894,156	4	290,953	—	—	—	290,957
Net loss	—	—	—	—	—	—	—	(144,887)	(144,887)
Balance as of June 30, 2021	—	$—	126,727,134	$12	$746,981	$—	$(15)	$(511,462)	$235,516

401K match with MILE stock	—	—	37,170	—	321	—	—	—	321
Exercises and vested portion of stock options	—	—	5,968	—	46	—	—	—	46
Stock-based compensation	—	—	966,937	1	7,928	—	—	—	7,929
Net loss	—	—	—	—	—	—	—	(26,757)	(26,757)
Balance as of September 30, 2021	—	$—	127,737,209	$13	$755,276	$—	$(15)	$(538,219)	$217,055
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(171,644)	$(36,417)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,523	12,503
Stock-based compensation	19,949	981
Change in fair value of warrant liability	8,133	640
Telematics devices unreturned	1,616	684
Amortization of debt issuance costs	11,695	796
Noncash interest and other expense	4,388	8,344
Changes in operating assets and liabilities:
Premiums receivable	(2,326)	(1,171)
Accounts receivable	3,526	692
Reinsurance recoverable on paid loss	8,475	4,752
Reinsurance recoverable on unpaid loss	33,941	(4,746)
Prepaid reinsurance premium	13,668	(1,899)
Prepaid expenses and other assets	456	3,636
Deferred transaction costs	3,581	—
Deferred policy acquisition costs, net	(1,951)	(482)
Digital assets, net	(986)	—
Accounts payable and accrued expenses	476	(2,115)
Ceded reinsurance premium payable	(27,000)	(8,683)
Loss and loss adjustment expense reserves	13,705	1,157
Payable to carriers - premiums and LAE, net	(550)	(1,558)
Unearned premium reserve	1,323	2,234
Deferred revenue	(1,220)	249
Deferred tax liability	—	(67)
Other liabilities	(2,109)	1,134
Net cash used in operating activities	(70,331)	(19,336)
Cash flows from investing activities:
Purchases of telematics devices, improvements, and equipment	(5,220)	(6,269)
Payments relating to capitalized website and software development costs	(12,077)	(10,320)
Net change in payable/(receivable) for securities	(624)	225
Purchase of securities	(44,828)	(18,088)
Sales and maturities of marketable securities	19,484	39,040
Net cash (used in) provided by investing activities	(43,265)	4,588
Cash flow from financing activities:
Proceeds from notes payable	2,015	25,880
Payment on notes payable	(69,351)	(222)
Proceeds from merger with INSU II, net of issuance costs	336,469	—
Proceeds from exercise of common stock options and warrants	4,370	70
Net cash provided by financing activities	273,503	25,728
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	159,907	10,980
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	50,188	42,887
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$210,095	$53,867
Supplemental cash flow data:
Cash paid for interest	$3,164	$2,233
Non-cash investing and financing transactions:
Net liabilities assumed in the Business Combination	$45,516	$—
Net exercise of preferred stock warrants	$56,160	$—
Net exercise of promissory note	$415	$—
Capitalized website and software development costs included in accrued liabilities	$280	$125
Capitalized stock-based compensation	$639	$336
Reclassification of liability to equity for vesting of stock options	$169	$—
Preferred stock warrant issued in conjunction with note payable	$—	$12,464
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
Acquisition of Metromile, Inc. by Lemonade, Inc.
On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”). The Agreement provides that, pursuant to and on the terms and conditions set forth therein, (i) Acquisition Sub I will merge with and into the Company (the “First Merger” and the effective time of the First Merger, the “First Effective Time”)), with the Company continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as of September 30, 2021. Under the terms of the Agreement, stockholders of the Company will receive shares of Lemonade common stock at a ratio of 19:1. The transaction is conditioned on customary closing conditions, including receipt of applicable regulatory approvals and approval of the Proposed Transaction by stockholders of the Company, and is expected to close in the second quarter of 2022. The Boards of Directors of both the Company and Lemonade have each approved the Proposed Transaction.
For additional information related to the Agreement and the Proposed Transaction, see Note 18, Subsequent Events.
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
The GA Subsidiary acts as a full-service insurance General Agent (“GA”). As a full-service GA, the subsidiary provides all policy pricing, binding, and servicing (payments and customer service) for the policyholders. Until late 2016, the GA Subsidiary underwriting carrier was National General Insurance (“NGI”) and its related carriers. The GA Subsidiary began transitioning NGI-issued policies upon renewal in late 2016 to the Insurance Company and has only a small number of policies with NGI as of September 30, 2021. Policies underwritten by the Insurance Company are binded by the GA as well as through a network of independent agents.
NGI handles claims for the GA Subsidiary’s policies underwritten by NGI and its related carriers, for which it pays NGI a fee for the LAE. NGI bears the risk of loss under these policies. Accordingly, the Company has no exposure to claims that would require an accrual for those NGI-related losses.
The Insurance Company bears risk of loss under all insurance policies it underwrites. The financial statements include reserves for future claims based on actuarial estimates for the Insurance Company. The Loss and LAE reserves as of September 30, 2021 (unaudited) and December 31, 2020 were $70.8 million and $57.1 million, respectively.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 27, 2021.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception, related primarily to the development of its website, technology, customer acquisition, insurance losses and other operations. The Company obtained additional funding of $310.0 million in 2021 in connection with the Business Combination to support its ongoing operations and fund future growth of the Company. Management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern for the period November 2021 through December 2022 has been alleviated based upon the recent funding and future operational improvement plans.
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
Revision to Previously Issued Financial Statements
The Company has made revisions to the table in Note 15, Segment and Geographic Information, which presents a reconciliation of the Company’s total reportable segments’ contributions to its total loss from operations. To reflect proper classification of certain income and expense amounts, $1.8 million was reclassified from Policy services expenses and other to Other income within the reconciliation presented for the nine months ended September 30, 2020. The revisions had no effect on total liabilities, stockholders’ deficit or net loss after taxes as previously reported.

Reclassifications
Reclassifications have been made to the prior year balances to conform to the current year presentation. In particular, accounts receivable has been combined with prepaid expenses and other assets into a single line on the consolidated balance sheets. The reclassifications had no effect on stockholders’ deficit or net loss after taxes as previously reported.
Unaudited interim financial information
The accompanying interim consolidated balance sheet as of September 30, 2021, the interim consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity for the three months and nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30, 2020 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the Company’s consolidated results of operations for the three months and nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30, 2020 and 2021. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. The Company’s principal estimates include: unpaid losses and LAE reserves; the fair value of investments; the fair value of stock-based awards; the fair value of the warrant liability; premium refunds to policyholders; reinsurance recoverable on unpaid loss; and the valuation allowance for income taxes. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ materially from these estimates.
There have been no material changes to our significant accounting policies from our audited consolidated financial statements included in the Company’s Post-Effective Amendment No. 2 to Form S-1 filed with the SEC on August 27, 2021.
Digital Assets, Net
During the nine months ended September 30, 2021, the Company purchased an aggregate of $1.0 million in digital assets, comprised solely of bitcoin. The Company currently accounts for these digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the purchased bitcoin asset and uses third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheets at cost, net of any impairment losses incurred since acquisition.
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
Impairment losses are recognized within Other expense in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale. There were no digital assets sales during the nine months ended September 30, 2021.

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
In February 2016, FASB issued ASU 2016-2, Leases (Topic 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The standard will be effective beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.
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
In March 2020, FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.
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
Marketable Securities — Available-for-sale
The Company classifies highly liquid money market funds, U.S. Treasury bonds and certificates of deposit within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets and upon models that take into consideration such market-based factors as recent sales, risk-free yield curves, and prices of similarly rated bonds. Commercial paper, corporate bonds, corporate debt securities, repurchase agreements, and asset backed securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not hold any securities classified within Level 3 as of September 30, 2021 (unaudited) and December 31, 2020.
Assets measured on a recurring basis at fair value, primarily related to marketable securities, included in the consolidated balance sheets as of September 30, 2021 (unaudited) and December 31, 2020 are set forth below (in thousands):

	Fair Value Measurement at September 30, 2021 (unaudited)
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$154,111	$—	$—	$154,111
Total cash equivalents	$154,111	$—	$—	$154,111

Restricted cash equivalents
Money market accounts	$31,254	$—	$—	$31,254
Certificates of deposits	3,331	—	—	3,331
Total restricted cash equivalents	$34,585	$—	$—	$34,585

Marketable securities - restricted
Corporate debt securities	$—	$3,356	$—	$3,356
U.S. treasury and agency securities	23,273	1,995	—	25,268
Commercial paper	—	12,088	—	12,088
Asset backed securities	—	9,080	—	9,080
Total marketable securities - restricted	$23,273	$26,519	$—	$49,792

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$6,771	$—	$—	$6,771
Total cash equivalents	$6,771	$—	$—	$6,771

Restricted cash equivalents
Money market accounts	$6,201	$—	$—	$6,201
Certificates of deposits	3,331	—	—	3,331
Total restricted cash equivalents	$9,532	$—	$—	$9,532

Marketable securities - restricted
Corporate debt securities	$—	$5,955	$—	$5,955
U.S. treasury securities	6,994	—	—	6,994
Commercial paper	—	8,791	—	8,791
Asset backed securities	—	2,911	—	2,911
Total marketable securities - restricted	$6,994	$17,657	$—	$24,651
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company considers its Public warrants to be Level 1 liabilities as it uses publicly and readily available information to measure the fair value of the warrants. For the Company's Private placement warrants, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date and as such are classified as Level 2 liabilities.
The table below sets forth a summary of changes in the fair value of the Company’s Level 1, Level 2, and Level 3 liabilities for the year ended December 31, 2020 and the nine months ended September 30, 2021 (unaudited) (in thousands):

Balance at December 31, 2019	$1,738
Issuance of warrant on Series E convertible preferred stock	12,620
Increase in fair value of warrant	69,294
Balance at December 31, 2020	$83,652
Increase in fair value of warrants	47,061
Exercise of preferred stock warrants prior to Business Combination	(130,714)
Public and Private placement Warrants acquired in Business Combination	45,623
Decrease in fair value of Public and Private placement Warrants	(38,929)
Balance at September 30, 2021	$6,693
The fair value of the Private placement warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of September 30, 2021:

	Estimated Fair Value of Warrants as of September 30, 2021	Exercise Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
	(in thousands)	(in whole dollars)				(in years)
Private placement warrants	$176	$11.50	0%	70%	0.84%	4.4
In connection with the Merger, each of the Metromile Operating Company convertible preferred stock warrants outstanding as of December 31, 2020 was exercised for shares of Metromile Operating Company common stock. Therefore, there were no convertible preferred stock warrants outstanding after the Closing.
Through the three months and nine months ended September 30, 2021 and 2020 (unaudited), there were no transfers to or from any Level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.
3. Marketable Securities
The Company has investments in certain debt securities that have been classified as available-for-sale and recorded at fair value. These investments are included in both assets for securities with a maturity of one-year or less and assets for securities with a maturity of more than one-year. These securities are held in the Insurance Company and shown as restricted given that the transfer of these assets is subject to the approval of the state regulators. As of September 30, 2021 (unaudited) and December 31, 2020, deposits with various states consisted of bonds, cash and cash equivalents with carrying values of $5.1 million and $4.9 million, respectively.
When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2020 and September 30, 2021 (unaudited), the Company does not consider any of its investments to be other-than-temporarily impaired. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included in the consolidated statements of other comprehensive loss. Realized gains and losses on sales of investments are generally determined using the specific identification method and are included in the consolidated statements of operations.
The cost basis and fair value of available-for-sale securities as of September 30, 2021 (unaudited) and December 31, 2020 are presented below (in thousands):

	As of September 30, 2021 (Unaudited)
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$3,356	$—	$—	$3,356
U.S. treasury and agency securities	25,274	—	(6)	25,268
Commercial paper	12,088	—	—	12,088
Asset backed securities	9,083	—	(3)	9,080
Total marketable securities - restricted	$49,801	$—	$(9)	$49,792

	As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$5,938	$17	$—	$5,955
U.S. treasury securities	6,994	—	—	6,994
Commercial paper	8,791	—	—	8,791
Asset backed securities	2,911	—	—	2,911
Total marketable securities - restricted	$24,634	$17	$—	$24,651
The amortized cost and estimated fair value of marketable securities as of September 30, 2021 (unaudited) and December 31, 2020 and are shown below by contractual maturity (in thousands):

	As of September 30, 2021 (unaudited)
	Amortized Cost	Estimated Fair Value
Due within one year	$29,171	$29,193
Due between one to five years	20,630	20,599
	$49,801	$49,792

	As of December 31, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$21,603	$21,629
Due between one to five years	3,031	3,022
	$24,634	$24,651

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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the nine months ended September 30, 2021 (dollars in thousands).

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
(1)The number of Metromile Operating Company shares was determined from the 78,313,665 shares of Metromile Operating Company common and preferred stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the common and preferred stock redeemed, converted at the Exchange Ratio of 1.01547844. All fractional shares were rounded down.

5. Deferred Policy Acquisition Costs, Net
Deferred policy acquisition costs, net ("DPAC") consists of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Deferred policy acquisition costs	$11,363	$10,511
Deferred ceding commission [1]	(104)	(1,202)
Accumulated amortization	(9,690)	(8,653)
Deferred policy acquisition costs, net	$1,569	$656
[1] As of June 30, 2021, the Company had commuted all of its reinsurance agreements. Balance from this period onward represents deferred commissions from the Company's relationship with NGI. See Note 1, Overview and Basis of Presentation for more detail regarding NGI.
For the three months ended September 30, 2021 and 2020 (unaudited), total amortization expense was approximately $0.3 million and $0.4 million , respectively. For the nine months ended September 30, 2021 and 2020 (unaudited), total amortization expense was approximately $1.0 million and $1.2 million, respectively. During all periods presented the amortization expense was included as part of sales, marketing and other acquisition costs in the Company’s consolidated statements of operations.
6. Digital Assets, Net
In June 2021, the Company purchased and received $1.0 million of bitcoin. During the three months and nine months ended September 30, 2021 (unaudited), the Company recorded $0.1 million and $0.2 million, respectively, of impairment losses on bitcoin. There were no realized gains or losses recognized during the three months and nine months ended September 30, 2021 (unaudited). As of September 2021 (unaudited), the carrying value of the Company’s bitcoin digital assets held was $0.8 million, which reflects cumulative impairments of $0.2 million. The fair market value of bitcoin held as of September 30, 2021 (unaudited), was $1.2 million.

7. Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance recoverable, for the nine months ended September 30, 2020 and 2021 (unaudited) (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Balance at January 1	$57,093	$52,222
Less reinsurance recoverable	(33,941)	(28,837)
Net balance at January 1	23,152	23,385

Incurred related to:
Current year	60,940	10,774
Prior years	1,332	1,214
Total incurred	62,272	11,988

Paid related to:
Current year	26,648	4,155
Prior years	(12,022)	11,422
Total paid	14,626	15,577

Net balance at end of period	70,798	19,796
Plus reinsurance recoverable	—	33,583
Balance at end of period	$70,798	$53,379
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
During the nine months ended September 30, 2021 (unaudited), the Company experienced unfavorable development on losses and LAE from prior accident years as a result of higher severity for the injury coverages. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. In 2020, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of adverse LAE development. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies.
8. Reinsurance
During the periods presented, the Company used reinsurance contracts to protect itself from losses due to concentration of risk and to manage its operating leverage ratios. As of September 30, 2021, the Company has commuted all of its reinsurance agreements. Details regarding the commutation settlement agreements include the following:
•In February 2021, Metromile Insurance Company entered into a settlement agreement with Horseshoe Re Limited (“Horseshoe”) to commute the reinsurance agreements with effective dates beginning May 1, 2017, May 1, 2018, and May 1, 2019. Pursuant to the agreement, Metromile Insurance Company paid approximately $9.0 million, net, for commutation of the underlying agreements.
•In June and July 2021, Metromile Insurance Company entered into settlement agreements with Horseshoe, Partner Reinsurance Company of the U.S. (“Partner”), Topsail Reinsurance SPC Ltd. (“Topsail”), The Cincinnati Insurance Company (“Cincinnati”) and Mapfre Re (“Mapfre”) to commute the reinsurance agreements between the parties with effective dates beginning May 1, 2017, May 1, 2018, May 1, 2019, and May 1, 2020. The commutations were effective April 30, 2021. Pursuant to the settlements, Metromile Insurance Company paid approximately $6.2 million, net, for commutation of the underlying agreements.
Prior to the above-mentioned reinsurance agreement commutations, the Company had several quota-share reinsurance agreements in place. For more detail on such agreements see below and refer to Reinsurance in the notes to the audited consolidated financial statements which are included in the Company’s Post-Effective Amendment No. 2 to Form S-1 filed with the SEC on August 27, 2021.
◦Effective May 1, 2017, two quota-share reinsurance agreements were entered into under which 85% of the Company’s premiums and losses related to its renewal business occurring May 1, 2017 through April 30, 2018 were ceded to two unaffiliated reinsurers.
◦Effective May 1, 2018, three quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses related to its second term renewal business occurring May 1, 2018 through April 30, 2019, but not covered by the earlier quota-share agreements, were ceded to three unaffiliated reinsurers.
◦Effective May 1, 2019, four quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor, related to its new and renewal business occurring May 1, 2019 through April 30, 2020, but not covered by the earlier quota-share agreements, were ceded to four unaffiliated reinsurers.
◦Effective May 1, 2020, five quota-share reinsurance agreements were in place whereby 85% of the Company’s premiums and losses, subject to a loss corridor for one agreement, related to its new and renewal business occurring May 1, 2020 through April 30, 2021, but not covered by the earlier quota-share agreements, were ceded to five unaffiliated reinsurers.
In addition, the Company received revenue from the reinsurers related to the acquisition costs incurred related to the ceded policies. The revenue was based on the number of policies newly ceded to the reinsurers. During the three months ended September 30, 2021 and 2020 (unaudited) the Company received $0.0 million and $2.1 million, respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. During the nine months ended September 30, 2021 and 2020 (unaudited) the Company received $4.7 million and $9.1 million, respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. This revenue is recorded in other revenue on the consolidated statements of operations.
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

The effect of the Company’s reinsurance agreements on premiums, loss and LAE related to the insurance company for the nine months ended September 30, 2021 (unaudited) and the year ended December 31, 2020 is as follows (in thousands):

	September 30, 2021 (unaudited)
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$83,396	$82,073	$17,393	$76,973	$70,798
Ceded	(19,411)	(33,080)	—	(14,701)	—
Net	$63,985	$48,993	$17,393	$62,272	$70,798

	December 31, 2020
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$100,611	$99,712	$16,070	$74,943	$57,093
Ceded	(85,504)	(84,740)	(13,668)	(54,010)	(33,941)
Net	$15,107	$14,972	$2,402	$20,933	$23,152

9. Notes Payable, net
The following table summarizes the Company’s debt outstanding, net of issuance costs (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
2019 Loan and Security Agreement	$—	$25,000
Subordinated Note Purchase and Security Agreement	—	32,461
Paycheck Protection Program Loan	—	5,880
Principal Amount Due	—	63,341
Less: Unamortized debt issuance costs and discounts	—	(11,407)
Notes payable, net	$—	$51,934
Paycheck Protection Program Loan
In April 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act for approximately $5.9 million. The loan was evidenced by a promissory note and bore interest at 1% with payments deferred for 10 months after the covered period of 24 weeks. Monthly payments of principal and interest of approximately $0.3 million would have begun in September 2021 and continued through maturity in April 2022, if required. The loan was subject to partial or full forgiveness if the Company: used all proceeds for eligible purposes; maintained certain employment levels; and maintained certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations and guidance. This loan was repaid in February 2021 and is no longer outstanding.
Subordinated Note Purchase and Security Agreement
In April 2020, the Company entered into that certain Note Purchase and Security Agreement (as amended, the “Note Purchase Agreement”) with us, as issuer, certain of the Company's subsidiaries, as guarantors, and certain affiliates of Hudson Structured Capital Management (collectively, “Hudson”) with borrowings totaling $31.6 million through December 31, 2020 in the aggregate, along with $0.9 million of capitalized payment in kind (“PIK”) interest. The transaction further provided for additional funds up to $15.0 million over time, from Hudson, the timing of which was subject to reinsurance settlement timing. The outstanding principal under the Note Purchase Agreement was due in April 2025 and bore interest at the following rates: 2% per annum payable quarterly in arrears in cash, and a varying interest rate of 9.0% to 11.0% of PIK interest. The PIK interest was based on the aggregate outstanding principal balance as follows: (i) 11.0% if the outstanding balance was less than $5.0 million; (ii) 10.0% if the outstanding balance was greater than or equal to $5.0 million but less than $10.0 million; and (iii) 9.0% if the outstanding balance was greater than or equal to $10.0 million. PIK interest represents contractually deferred interest that is added to the principal balance outstanding and due at maturity. The loan was secured by substantially all assets of the Company. As of December 31, 2020, the outstanding principal and capitalized PIK interest on the Note Purchase Agreement was $32.5 million, along with $0.6 million of accrued PIK interest not subject to capitalization as of such date. The loan was able to be prepaid in an amount equal to the outstanding principal, accrued cash and PIK interest, and the end of term fee equal to 1% of the principal amount being prepaid. This loan was repaid in March 2021 and is no longer outstanding.
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
10. Commitments and Contingencies
The Company leases facilities in San Francisco, California, which is the corporate headquarters, Tempe, Arizona and Boston, Massachusetts, as well as certain equipment. The leases are non-cancellable operating leases that expire on various dates through 2030.
Future minimum lease payments relating to these agreements as of September 30, 2021 (unaudited), are as follows (in thousands):

As of September 30, 2021 (unaudited)	Purchase Obligations	Leases	Total
2021 (remaining three months)	$1,045	$825	$1,870
2022	—	3,093	3,093
2023	—	3,181	3,181
2024	—	3,190	3,190
2025	—	2,433	2,433
Thereafter	—	11,186	11,186
Total minimum lease payments	$1,045	$23,908	$24,953
For the three months ended September 30, 2021 and 2020 (unaudited), rent expense was approximately $0.7 million. For the nine months ended September 30, 2021 and 2020 (unaudited), rent expense was approximately $2.1 million and $2.2 million, respectively. It was included as part of other operating expenses on the Company’s consolidated statements of operations.
The Company was not a party to any material litigation, regulatory actions, or arbitration other than what is routinely encountered in claims activity and routine regulatory examinations, none of which is expected by the Company to have a materially adverse effect on the Company’s financial position or operations and/or cash flow as of September 30, 2021 (unaudited) and December 31, 2020.
11. Stockholders’ Equity
Common Stock
As of September 30, 2021, the Company had authorized a total of 640,000,000 shares for issuance as common stock. As of September 30, 2021, the Company had 127,737,209 shares of common stock issued and outstanding.
Preferred Stock
As of September 30, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2021, the Company had no shares of preferred stock outstanding.

12. Public and Private Warrants
As of September 30, 2021, the Company had 7,666,646 public warrants and 180,000 private placement warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2021, which was the later of 30 days after the completion of the Business Combination or 12 months from INSU’s IPO closing date. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company may call the public warrants for redemption:
•in whole or in part;
•at a price of $0.01 per warrant;
•Upon a minimum of 30 days’ prior written notice of redemption; and
•if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
13. Stock Option Plans
Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2021 (unaudited), the Company granted 9,848,048 restricted stock units (“RSUs”) under the 2021 Plan of which 1,301,843 RSUs were fully vested at the time of grant and vesting of 8,546,205 RSU grants is conditional based on continued employment or service for a specified period. Compensation cost related to RSU grants is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of the Company's common stock on the grant date. For the three months and nine months ended September 30, 2021 (unaudited), the Company recorded compensation expense of $6.8 million and $14.6 million, respectively, and related to non-performance based RSUs.
A summary of the Company’s RSUs as of September 30, 2021 (unaudited) is presented in the table below:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	—	$—
Granted	9,848,048	9.38
Vested	(2,267,295)	10.47
Forfeited	(127,507)	8.61
Balance at September 30, 2021	7,453,246	$9.07
As of September 30, 2021 (unaudited), there was $73.9 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.97 years. The total grant date fair value of shares vested during the nine months ended September 30, 2021 (unaudited) was $23.7 million.
Performance Based Awards
As of December 31, 2020, the Company had issued 150,000 outstanding performance-based awards (“PSUs”) to Dan Preston, Metromile’s Chief Executive Officer (“CEO”). As of the Closing, the performance-based provision was achieved for the outstanding performance-based awards as the Company completed a change in control event, and the Company recognized the expense related to these PSUs on the Closing date as there were no remaining vesting provisions. As a result, the Company recorded $2.5 million in stock-based compensation expense for the nine months ended September 30, 2021 (unaudited).
In the nine months ended September 30, 2021 (unaudited), the Company has issued 2,761,087 PSUs most of which each have a term of five years, subject to continuous services by each holder. One third of PSUs that vest are based on a specific number of policies in force achieved by the Company. One third of the PSUs that vest are based on the Company achieving positive operating cash flow for a period of at least one financial quarter. One third of the PSUs vest based on a market condition of the Company achieving a specific price per share for at least 20 days in a 30-day trading window. Once the performance targets are met, the PSUs that relate to the specific performance target vest immediately. For the nine months ended September 30, 2021 (unaudited), the Company had recorded $1.6 million in expense from the PSUs related to the market condition. None of the performance conditions were probable of being satisfied as of September 30, 2021 and, therefore, there is no unrecognized stock compensation related to PSUs.
In the nine months ended September 30, 2021 (unaudited), the Company granted separate tranches of PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2021:

2021
Expected volatility	65% - 70%
Expected term (years)	0.60 - 1.90
Expected dividend yield	n/a
Risk-free interest rate	.3% - .6%
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or modification. The Company amortizes the estimated fair value to stock compensation expense using the straight-line method over the vesting period of the option. The following is a description of the significant assumptions used in the option pricing model:
•Expected term — The expected term is the period of time when granted options are expected to be outstanding. In determining the expected term of options, the Company utilized the midpoint between the vesting date and contractual expiration date.
•Volatility — Because the Company’s stock has limited trading history, the Company calculates volatility by using the historical stock prices of comparable public companies.
•Risk-free interest rate — The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the rate of treasury securities with the same term as the options.
•Forfeiture rate — The weighted average forfeiture rate of unvested options.
•Expected dividends — The Company does not have plans to pay cash dividends in the future. Therefore, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

The following assumptions were used to estimate the value of options granted during the nine months ended September 30, 2021 (unaudited) and year ended December 31, 2020:

Nine months ended September 30, 2021 (unaudited)
Forfeiture rate	26.2%
Volatility	62.00%
Expected term (years)	5.33
Risk-free interest rate	0.53%
Expected dividends	—

Year ended December 31, 2020
Forfeiture rate	19.60% - 25.76%
Volatility	47.00% - 62.00%
Expected term (years)	4.95 - 7.00
Risk-free interest rate	0.26% - 1.73%
Expected dividends	—
Stock Option Activity
The following table summarizes the activity of the Company’s stock option plan:

	Stock Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,931,024	$2.61	8.10	$70,192
Options granted	4,231	$14.45
Options exercised	(1,095,567)	$2.21
Options cancelled or expired and returned to plan	(1,987,158)	$2.24
Outstanding as of September 30, 2021 (unaudited)	2,852,530	$3.00	8.48	$1,611
Vested and exercisable to vest as of September 30, 2021	643,414	$2.96	8.22	$400
Vested and expected as of September 30, 2021 (unaudited)	1,986,567	$2.99	8.36	$1,146
The fair value of stock options granted are recognized as compensation expense in the consolidated statements of operations over the related vesting periods. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2021 (unaudited) was $7.69. As of September 30, 2021 (unaudited), there was approximately $2.2 million of unrecognized stock-based compensation cost related to stock options granted under the Plan, respectively, which is expected to be recognized over an average period of 2.28 years.

The following table illustrates stock-based compensation expense for employee and non-employee RSUs and options for the nine months ended September 30, 2021 and 2020 (unaudited) (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenues	$343	$39	$568	$53
Research and development	1,691	219	2,321	455
Sales and marketing	693	41	832	44
Other operating expenses	5,201	127	16,228	429
Total stock-based compensation	$7,928	$426	$19,949	$981

14. Income Taxes
The consolidated effective tax rate for the nine months ended September 30, 2021 and 2020 (unaudited), was 0% and 0%, respectively. The main driver of the difference between the federal statutory tax rate of 21% and the effective tax rate for both periods was primarily related to a full valuation allowance against the deferred tax assets.
15. Segment and Geographic Information
The Company operates in the following two reportable segments, which are the same as its operating segments:
–Insurance Services. Providing insurance policies for automobile owners
–Enterprise Business Solutions. Providing access to its developed technology under SaaS arrangements along with professional services to third party customers.
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
The total assets of the Insurance services and Enterprise business solutions segments are $133.7 million and $4.9 million, respectively as of September 30, 2021 (unaudited), and $133.8 million and $6.1 million, respectively as of December 31, 2020. The consolidated total assets of Operating segments are $138.6 million and $139.9 million as of September 30, 2021 (unaudited) and December 31, 2020, respectively.
The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue:
Insurance services	$28,470	$6,810	$71,686	$20,753
Enterprise business solutions	1,531	1,141	3,689	3,606
Total revenue	$30,001	$7,951	$75,375	$24,359

Contribution:
Insurance services	$(2,097)	$4,480	$(5,133)	$10,981
Enterprise business solutions	(786)	(546)	(2,383)	(716)
Total contribution	$(2,883)	$3,934	$(7,516)	$10,265

The following table provides a reconciliation of the Company’s total reportable segments’ contribution to its total loss from operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Total segment contribution	$(2,883)	$3,934	$(7,516)	$10,265
Ceded premium, losses and LAE	—	5,134	(5,242)	11,548
Other income	345	901	1,672	1,699
Policy services expenses and other	2,242	200	4,305	1,999
Sales, marketing, and other acquisition costs	12,092	(89)	84,975	3,299
Research and development	3,060	261	6,427	2,662
Amortization of capitalized software	2,838	2,815	8,190	8,311
Other operating expenses	14,200	3,922	39,511	13,138
Loss from operations	$(37,660)	$(9,210)	$(147,354)	$(32,391)
Geographical Breakdown of Direct Earned Premiums
Direct earned premium by state is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
California	$16,352	$15,737	$47,832	$43,343
Washington	3,567	3,086	9,931	8,410
New Jersey	2,853	2,475	8,061	6,718
Oregon	1,821	1,862	5,330	5,466
Illinois	1,133	1,179	3,193	3,381
Arizona	1,410	1,170	3,923	3,332
Pennsylvania	735	792	2,133	2,197
Virginia	622	459	1,670	1,284
Total premiums earned	$28,493	$26,760	$82,073	$74,131
During the three months ended September 30, 2021 and 2020 (unaudited), the Company recognized $1.3 million and $1.1 million of revenue earned from customers outside the United States, respectively. During the nine months ended September 30, 2021 and 2020 (unaudited), the Company recognized $3.3 million and $3.6 million of revenue earned from customers outside the United States, respectively. Revenue generated outside of the United States is related to the Company's Enterprise business solutions segment. Long-lived assets are all held in the U.S. For the three months and nine months ended September 30, 2020 and 2021 (unaudited), substantially all of the Company’s revenue was earned from customers residing in the United States.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to the Company's common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:	(unaudited)		(unaudited)
Net loss attributable to common stockholders ($ in thousands)	$(26,757)	$(10,630)	$(171,644)	$(36,417)
Denominator:
Weighted average common shares outstanding - basic and diluted	127,166,524	8,888,099	109,988,189	8,882,040
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(1.20)	$(1.56)	$(4.10)
As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of Common Stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
	(unaudited)
Convertible preferred stock	—	68,776,612
Outstanding stock options - Stock Plan	2,852,530	6,149,668
Warrants for preferred stock	—	9,570,649
Warrants for common stock	7,846,646	—
Restricted stock units	11,506,230	—
Total anti-dilutive securities	22,205,406	84,496,929

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
In March 2018, the Company entered into an agreement with a third party under which the Company developed proprietary software solutions and provides access to and use of such software solutions and related services. In July 2018, the third party became an investor of the Company as part of the Series E convertible preferred stock Financing. During the three months ended September 30, 2021 and 2020 (unaudited), the Company recognized $1.3 million and $1.1 million of revenue from the investor, respectively. During the nine months ended September 30, 2021 and 2020 (unaudited), the Company recognized $3.3 million and $3.6 million of revenue from the investor, respectively. The Company had $0.0 million in accounts receivable balances from the investor as of September 30, 2021 (unaudited) and December 31, 2020, respectively. The Company continues to enter into contracts with the investor related to the Company’s Enterprise business solutions (see Note 15, Segment and Geographic Information).
An executive of Hudson, who the Company entered into a Note Purchase and Security Agreement with in 2020 (see Note 9, Notes Payable, net), is on the Company’s Board of Directors. This loan was repaid in March 2021 and is no longer outstanding.
18. Subsequent Events
As described above in Note 1, the Company and Lemonade have entered into the Agreement, pursuant to which Lemonade will acquire the Company in an all-stock transaction that implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as of September 30, 2021.
In accordance with the Agreement, at the First Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263 (the

“Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”).
At the First Effective Time, (i) each Metromile stock option that is held by an individual who, as of November 8, 2021, was not employed or providing services to the Company or its subsidiaries shall be cancelled and converted into the right to receive an amount in cash, without interest, equal to (A) (1) the Lemonade stock price multiplied by the Exchange Ratio (the “Per Metromile Share Price”) less (2) the per share exercise price thereof, multiplied by (B) the total number of shares of the Company’s common stock subject to such option; (ii) each other Company stock option shall be assumed by Lemonade and converted into a corresponding option with respect to Lemonade Common Stock (with the number of shares and exercise price thereof equitably adjusted based on the Exchange Ratio); (iii) each award of Company restricted stock units that (A) is held by any non-employee director of the Company or (B) subject to performance vesting conditions shall be cancelled and converted into the right to receive an amount in cash, without interest, equal to (1) the Per Metromile Share Price multiplied by (2) the number of shares of the Company’s common stock subject to such award (in the case of any award subject to performance vesting conditions, based on actual performance as determined by the Compensation Committee of the Company’s Board of Directors prior to the First Effective Time); (iv) each other award of Company restricted stock units shall be assumed by Lemonade and converted into a corresponding award with respect to Lemonade Common Stock (with the number of shares subject to such award equitably adjusted based on the Exchange Ratio); and (v) each Metromile warrant exercisable for shares of the Company’s common stock shall be assumed by Lemonade and converted into a corresponding warrant denominated in shares of Lemonade Common Stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio). Except as otherwise set forth above, each Metromile stock option, restricted stock unit award, and warrant assumed by Lemonade shall continue to have the same terms and conditions as applied immediately prior to the First Effective Time.
The consummation of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions, including, among others (i) the effectiveness of the registration statement on Form S-4 registering the shares of Lemonade Common Stock issuable in the Proposed Transaction and absence of any stop order or proceedings by the SEC with respect thereto; (ii) the adoption of the Agreement by holders of a majority of the outstanding shares of the Company’s common stock; (iii) the expiration or earlier termination of any applicable waiting period of review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) receipt of other material regulatory consents and approvals; (v) the approval for listing on the New York Stock Exchange of the shares of Lemonade Common Stock to be issued pursuant to the Agreement; (vi) the absence of governmental restraints or prohibitions preventing the consummation of the Proposed Transaction; (vii) subject to specified materiality standards, the truth and accuracy of the representations and warranties made by each party; (viii) the compliance with or performance by the other party in all material respects of the covenants in the Agreement; and (ix) the absence of a material adverse effect on each party.
Contemporaneously with the execution of the Agreement, certain stockholders of the Company holding approximately 11.3% of the outstanding shares of the Company’s common stock, including all members of the Company’s Board of Directors and certain of the Company’s officers (the “Stockholders”), entered into voting and support agreements (the “Voting and Support Agreements”) with Lemonade, pursuant to which the Stockholders agreed to, among other things, vote all of their shares in the Company (“Voting Shares”) (i) in favor of the adoption of the Agreement and approval of the Proposed Transaction; (ii) in favor of any adjournment or postponement recommended by the Company with respect to any Company stockholders meeting to the extent permitted or required pursuant to the Agreement; (iii) against any alternative acquisition proposal or transaction; (iv) against any merger, sale of substantial assets or liquidation of the Company; and (v) against any proposal, action or agreement that would reasonably be expected to impede, interfere with, delay or postpone, prevent or otherwise impair the Proposed Transaction.
Upon the consummation of the Proposed Transaction, the Company will cease to be a publicly traded company. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct business in the ordinary course during the period between the execution of the agreement and the effective time of the Proposed Transaction. The Company does not believe these restrictions will impact the Company’s ability to meet its ongoing costs of operations, working capital needs, or capital expenditure requirements.

Table of Contents	Index to Item 2
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
We believe the opportunity for our personalized per-mile insurance product is significant. Federal Highway Administration data indicates that approximately 35% of drivers drive more than half the total miles driven. We believe there is a correlation between the number of miles driven and the number of insurable losses. An October 2016 report by the Insurance Information Institute noted that the increase in claims frequency appears directly linked to the increase in the number of miles driven. Notwithstanding the relationship between miles driven and claims, auto insurance premiums have historically been priced based on a driver’s “class” — and drivers are charged the same basic premium rate as others in their class no matter the actual miles driven. In the traditional pricing model, a driver’s age, credit score, accident history, and geography influence the premium paid more than the actual miles driven. Thus, the 35% of drivers who account for more than half the total miles driven are not paying premiums based on how often they are behind the wheel and increasing the potential for an insurable loss claim. We believe the traditional pricing model is inherently unfair to the majority of drivers — the 65% of drivers who drive less than half the miles driven — as they are effectively subsidizing the minority of drivers who are high-mileage drivers. By offering auto insurance using a per-mile rate and then billing each customer monthly based on their actual miles driven, we are able to provide significant savings to the 65% of drivers who drive less than half the miles driven. Customers can simply use their connected car or use The Pulse to share their data with us — which includes miles driven, and in certain states where permitted by insurance regulators (four of the eight in which we currently operate), driving habits, such as phone use, speeding, hard-braking, accelerating, cornering, and

Table of Contents	Index to Item 2
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
Additionally, with the per-mile insurance that Metromile provides, customers are incentivized to drive less and choose more environmentally friendly transportation methods. We found that after customers switch to per-mile insurance, they tend to decrease their overall miles driven. Not only does this equate to a lower bill, but also a significant reduction in carbon emissions.
Recent Developments
On November 8, 2021, we entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”), pursuant to which (i) Acquisition Sub I will merge with and into Metromile (the “First Merger” and the effective time of the First Merger, the “First Effective Time”)), with Metromile continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as September 30, 2021. In accordance with the Agreement, at the First Effective Time, each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”). The Proposed Transaction is conditioned on customary closing conditions, including receipt of applicable regulatory approvals and approval of the Proposed Transaction by our stockholders, and is expected to close in the second quarter of 2022.
Contemporaneously with the execution of the Agreement, certain of our stockholders holding approximately 11.3% of the outstanding shares of the our common stock, including all members of our Board of Directors and certain of our officers (the “Stockholders”), entered into voting and support agreements (the “Voting and Support Agreements”) with Lemonade, pursuant to which the Stockholders agreed to, among other things, vote all of their shares of our common stock (“Voting Shares”) (i) in favor of the adoption of the Agreement and approval of the Proposed Transaction; (ii) in favor of any adjournment or postponement recommended by us with respect to any stockholders meeting to the extent permitted or required pursuant to the Agreement; (iii) against any alternative acquisition proposal or transaction; (iv) against any merger, sale of substantial assets or liquidation of Metromile; and (v) against any proposal, action or agreement that would reasonably be expected to impede, interfere with, delay or postpone, prevent or otherwise impair the Proposed Transaction.
For additional information related to the Proposed Transaction, please see Note 1, Overview and Basis of Presentation and Note 18, Subsequent Events to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed with the SEC on November 9, 2021.
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
Total revenue increased from $8.0 million for the three months ended September 30, 2020 to $30.0 million for the three months ended September 30, 2021, and increased from $24.4 million for the nine months ended September 30, 2020 to $75.4 million for the nine months ended September 30, 2021. Our gross profit/(loss), defined as total revenue as adjusted for losses and LAE, policy servicing expense and other and amortization of capitalized software, and which is impacted by our reinsurance arrangements, increased from $(3.3) million for the three months ended September 30, 2020 to $(6.0) million for the three months ended September 30, 2021, and increased from $(8.9) million for the nine months ended September 30, 2020 to $(10.4) million for the nine months ended September 30, 2021. Our accident period

Table of Contents	Index to Item 2
contribution profit/(loss), a non-GAAP financial measure that excludes from gross profit/(loss) the results of prior period development on loss and LAE, decreased from $6.2 million for the three months ended September 30, 2020 to $(3.0) million for the three months ended September 30, 2021, and decreased from $14.0 million for the nine months ended September 30, 2020 to $(1.1) million for the nine months ended September 30, 2021, largely due to an increase in losses, despite an increase in direct written and earned premium for both periods. Accident period refers to the period in which the loss occurs, and estimates are made to determine the ultimate expected cost of that loss. These estimates are reassessed each subsequent period, and the movement from the initial estimate of that accident period is known as prior period development. We view accident period contribution margin as the most relevant metric of current product profitability and use accident period contribution margin to consistently evaluate the variable contribution to our business from insurance operations from period to period based on the most current product profitability. Contribution profit/(loss), a non-GAAP financial measure that includes the results of prior period development accident period contribution profit/(loss), decreased from $4.7 million for the three months ended September 30, 2020 to $(2.1) million for the three months ended September 30, 2021, and decreased from $11.1 million for the nine months ended September 30, 2020 to $(5.1) million for the nine months ended September 30, 2021 largely due to unfavorable prior period loss development. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident period contribution profit/(loss) and contribution profit/(loss)and a reconciliation to the most comparable GAAP measure.
Reinsurance
We review our need to obtain reinsurance to help manage our exposure to property and casualty insurance risks.
The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. Thus, from May 1, 2019 through April 30, 2021, we ceded a larger percentage of our premium than in prior periods, resulting in a significant decrease in our revenues as reported under GAAP. In addition, under the reinsurance agreements from various years, LAE was ceded at a fixed rate ranging from 3% to 6% of ceded earned premium. In February 2021, we commuted 67% of our reinsurance program, resulting in 34.2% of the book being ceded as of March 2021. As of September 30, 2021 we have commuted the remainder of our reinsurance programs to allow us to manage our surplus at the insurance carrier at a lower cost of capital. Going forward, and given the strength of our current balance sheet, we will continue to monitor our reinsurance needs, including new quota share arrangements, to maintain adequate capital levels at the insurance company level.
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

Table of Contents	Index to Item 2
The following table presents these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions, except for Direct Earned Premium per Policy)		($ in millions, except for Direct Earned Premium per Policy)
Policies in Force (end of period)	95,238	92,318	95,238	92,318
Direct Earned Premium per Policy (annualized)	$1,197	$1,128	$1,160	$1,082
Direct Written Premium	$29.1	$28.1	$83.4	$76.4
Direct Earned Premium	$28.5	$26.7	$82.1	$74.1
Gross Profit/(Loss)	$(6.0)	$(3.3)	$(10.4)	$(8.9)
Gross Margin	(20.0)%	(41.3)%	(13.8)%	(36.5)%
Accident Period Contribution Profit/(Loss)	$(3.0)	$6.2	$(1.1)	$14.0
Accident Period Contribution Margin	(10.4)%	22.6%	(1.3)%	18.6%
Contribution Profit/(Loss)	$(2.1)	$4.7	$(5.1)	$11.1
Contribution Margin	(7.3)%	17.2%	(6.2)%	14.8%
Direct Loss Ratio	81.3%	58.2%	79.5%	59.1%
Direct LAE Ratio	14.4%	12.9%	13.9%	13.1%
Accident Period Loss Ratio	81.6%	56.7%	73.7%	58.6%
Accident Period LAE Ratio	17.3%	8.8%	14.9%	9.6%
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

Table of Contents	Index to Item 2
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
See the section entitled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to accident period contribution profit/(loss) and contribution profit/(loss).
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

Table of Contents	Index to Item 2
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
For the three months ended September 30, 2021, we generated $28.5 million in direct earned premium, an increase of $1.8 million or 7%, as compared to $26.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated $82.1 million in direct earned premium, an increase of $8.0 million or 11%, as compared to $74.1 million for the nine months ended September 30, 2020. This increase in both reporting periods was primarily due to a year-over-year increase in direct earned premium per policy, which is a reflection of miles driven. Based on internal data, average daily miles driven increased by 18% for the first nine months of 2021 as compared to the same period in 2020. We believe that the potential long-term impacts of COVID-19, as more companies embrace work from home policies, represent an opportunity for us to increase our customer base as drivers continue to look for value-driven insurance solutions that provide the same or a better quality product that aligns to their own driving behaviors.
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

Table of Contents	Index to Item 2
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
Our Ability to Manage Risks Related to Severe Weather Events and Climate Change
Both seasonal and severe weather events impact the level and amount of claims we receive. These events, as well as climate change and its potential impact on weather patterns, include hurricanes, wildfires, coastal storms, winter storms, hailstorms, and tornados.
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

Table of Contents	Index to Item 2
Both losses and LAE are net of amounts ceded to reinsurers. We evaluate whether to enter into reinsurance contracts to protect our business from losses due to concentration of risk and to manage our operating leverage ratios, as well as to provide additional capacity for growth. Our reinsurance contracts have historically consisted of quota-share reinsurance agreements with our reinsurance partners under which risks are covered on a pro-rata basis for all policies underwritten by us. All reinsurance has been commuted as of September 30, 2021 (see the section entitled “— Reinsurance” for further discussion). These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Losses and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are allocated to losses and LAE. These amounts include claims adjusters’ salaries and benefits, employee retirement plan related expenses and stock-based compensation expenses (Personnel Costs); software expenses; and overhead allocated based on headcount (Overhead).
Policy Servicing Expense and Other
Policy servicing expense and other includes personnel costs related to our technical operations and customer experience teams, data transmission costs, credit card and payment processing expenses, premium taxes, and amortization of telematics devices. Policy servicing expense and other is expensed as incurred.
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
We expect to incur significant additional operating expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to continue to increase the size of our accounting, finance, and legal teams to support our increased compliance requirements and the growth of our business. As a result, we expect that our other operating expenses will increase in absolute dollars and percentage of revenues in future periods in the near-term. We expect that, in the long-term, our other operating expenses will decrease as a percentage of revenue as these represent largely fixed costs.
Interest expense
Interest expense primarily relates to interest incurred on our long-term debt, the amortization of debt issuance costs.

Table of Contents	Index to Item 2
Impairment on digital assets
Impairment on digital assets relates to losses that occur when the fair value of the digital asset at the time of measurement (the balance sheet reporting date) is less than its carrying value.
Increase in fair value of stock warrant liability
Increase in fair value of stock warrant liability primarily relates to changes in the fair value of warrant liabilities.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and September 30, 2020:
The following table presents our consolidated statement of operations for the three months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	(unaudited)
Premiums earned, net	$28,142	$3,139	$25,003	797%
Investment income	30	81	(51)	(63)%
Other revenue	1,829	4,731	(2,902)	(61)%
Total revenue	30,001	7,951	22,050	277%
Costs and expenses
Losses and loss adjustment expenses	27,480	4,443	23,037	519%
Policy servicing expense and other	5,674	4,119	1,555	38%
Sales, marketing and other acquisition costs	12,332	28	12,304	43943%
Research and development	5,130	1,832	3,298	180%
Amortization of capitalized software	2,838	2,815	23	1%
Other operating expenses	14,207	3,924	10,283	262%
Total costs and expenses	67,661	17,161	50,500	294%
Loss from operations	(37,660)	(9,210)	(28,450)	309%
Other expense
Interest expense	—	1,513	(1,513)	(100)%
Impairment on digital assets	117	—	117	NM
Decrease in fair value of stock warrant liability	(11,020)	(26)	(10,994)	42285%
Total other expense	(10,903)	1,487	(12,390)	(833)%
Loss before taxes	(26,757)	(10,697)	(16,060)	150%
Income tax benefit	—	(67)	67	(100)%
Net loss	$(26,757)	$(10,630)	$(16,127)	152%
Revenue
Premiums Earned, net
Net premiums earned increased $25.0 million, or 797%, from $3.1 million for the three months ended September 30, 2020 to $28.1 million for the three months ended September 30, 2021, which was primarily attributable to a $22.7 million decrease in premiums ceded to our reinsurance partners, a $1.8 million increase in direct earned premium, and a $0.5 million decrease in bad debt expense which was due primarily to state mandated COVID-19 payment extensions. The decrease of $22.7 million in premiums ceded to our reinsurance partners was driven largely by reinsurance commutation settlements. Direct earned premium increased by $1.8 million from $26.7 million for the three months ended September 30, 2020 to $28.5 million for the three months ended September 30, 2021. Increase in direct earned premiums was primarily attributable to an increase in policies in force during the three months ended September 30, 2021 as well as increase in miles driven during the same period. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.

Table of Contents	Index to Item 2
Investment Income
Investment income decreased $51 thousand, or 63%, from $$81 thousand for the three months ended September 30, 2020 to $30 thousand for the three months ended September 30, 2021. The decrease was primarily due to a lower yield on fixed maturity investments resulting from reinvesting at lower rates, despite a higher level of invested assets.

Other Revenue
Other revenue decreased $2.9 million, or 61%, from $4.7 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021. The decrease was primarily attributable to reinsurance commutation settlements in 2021 resulting in no reinsurance related revenue in the current period, including a $2.1 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program as well as a decrease of $1.0 million due to reinsurance profit commission and brokerage rebates in the 2020 period that did not exist in 2021.
Costs and Expenses
Losses and LAE
Losses and LAE increased $23.1 million, or 519%, from $4.4 million for the three months ended September 30, 2020 to $27.5 million for the three months ended September 30, 2021. Ceded losses and LAE decreased $14.5 million as a result of commuting all of our reinsurance programs and thereby retaining more losses. Direct losses and LAE increased by $8.3 million due to an overall increase in claims cost, frequency, and severity. Losses in the third quarter of 2021 were primarily driven by Hurricane Ida and severe storms in several regions of the United States.
Policy Servicing Expense and Other
Policy servicing expense and other increased $1.6 million, or 38%, from $4.1 million for the three months ended September 30, 2020 to $5.7 million for the three months ended September 30, 2021. The increase was primarily attributable to telematics device write-offs as a result of our upgrade from the use of 3G technology and, to a lesser extent, an increase in our customer experience and other policy servicing personnel related expenses to support our growth objectives.
Sales, Marketing, and Other Acquisition Costs
Sales, marketing, and other acquisition costs increased $12.3 million from $0.03 million for the three months ended September 30, 2020 to $12.3 million for the three months ended September 30, 2021. This increase was driven by an increase of $8.0 million in our online and offline marketing campaigns. Additionally, as a result of reinsurance commutation in 2021, the 2020 period was increased $2.3 million less due to reinsurance ceding commission which serves as an offset to sales and marketing expense. The third quarter of 2020 includes the benefit of lower net expenses related to COVID-19, such as a decrease in personnel costs attributable to a reduction in force in response to the COVID-19 pandemic.
Research and Development
Research and development increased $3.3 million, or 180%, from $1.8 million for the three months ended September 30, 2020 to $5.1 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase in personnel related expenses to support our growth objectives.
Amortization of Capitalized Software
Amortization of capitalized software was relatively flat, increasing by 1%, from $2.82 million for the three months ended September 30, 2020 to $2.84 million for the three months ended September 30, 2021. The increase was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.
Other Operating Expenses
Other operating expenses increased $10.3 million, or 262%, from $3.9 million for the three months ended September 30, 2020 to $14.2 million for the three months ended September 30, 2021. The increase was primarily driven by an increase of $5.1 million in employee stock-based compensation expense and a $4.9 million increase in general and administrative costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, and increased legal, audit and consulting fees. Also attributing to the change was an increase in fulfillment costs associated with telematics device packaging, shipping and other related expenses.
Interest Expense
Interest expense decreased $1.5 million, or 100%, from $1.5 million for the three months ended September 30, 2020 to $0.0 million for the three months ended September 30, 2021. The decrease was primarily attributable to lower debt principal balance during the third quarter of 2021 as debt was paid off during the first quarter of 2021 and no outstanding debt remains on the balance sheet.

Table of Contents	Index to Item 2
Impairment on digital assets
Impairment on digital assets in the 2021 period relates to subsequent losses arising from changes in the fair market value on acquired digital assets initially accounted for at cost. For more information, see Note 6, Digital Assets, net to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Decrease in fair value of stock warrant liability
Fair value of stock warrant liability decreased $11.0 million, from $(0.03) million for the three months ended September 30, 2020 to $(11.02) million for the three months ended September 30, 2021. The decrease was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Comparison of the nine months ended September 30, 2021 and September 30, 2020:
The following table presents our consolidated statement of operations for the nine months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	(unaudited)
Premiums earned, net	$47,316	$9,360	$37,956	406%
Investment income	85	500	(415)	(83)%
Other revenue	27,974	14,499	13,475	93%
Total revenue	75,375	24,359	51,016	209%
Costs and expenses
Losses and loss adjustment expenses	62,383	12,214	50,169	411%
Policy servicing expense and other	15,172	12,803	2,369	19%
Sales, marketing and other acquisition costs	85,552	3,616	81,936	2266%
Research and development	11,898	6,668	5,230	78%
Amortization of capitalized software	8,190	8,311	(121)	(1)%
Other operating expenses	39,534	13,138	26,396	201%
Total costs and expenses	222,729	56,750	165,979	292%
Loss from operations	(147,354)	(32,391)	(114,963)	355%
Other expense
Interest expense	15,974	3,453	12,521	363%
Impairment on digital assets	183	—	183	NM
Increase in fair value of stock warrant liability	8,133	640	7,493	1171%
Total other expense	24,290	4,093	20,197	493%
Net loss before taxes	(171,644)	(36,484)	(135,160)	370%
Income tax provision (benefit)	—	(67)	67	(100)%
Net loss after taxes	$(171,644)	$(36,417)	$(135,227)	371%
Revenue
Premiums Earned, net
Net premiums earned increased $37.9 million, or 406%, from $9.4 million for the nine months ended September 30, 2020 to $47.3 million for the nine months ended September 30, 2021, which was primarily attributable to a $29.9 million decrease in premiums ceded to our reinsurance partners, a $8.0 million increase in direct earned premium, and, to a far lesser degree, a decrease in bad debt expense which was due primarily to state mandated COVID-19 payment extensions in the 2020 period. The decrease of $29.9 million in premiums ceded to our reinsurance partners was driven largely by reinsurance commutation settlements. Direct earned premium increased by $8.0 million from $74.1 million for the nine months ended September 30, 2020 to $82.1 million for the nine months ended September 30, 2021. The increase in direct earned premiums was primarily attributable to an increase in policies in force during the nine months ended September 30, 2021 as well as increase in miles driven during the same period due, in part, to COVID-19 shelter-in-place

Table of Contents	Index to Item 2
restrictions in the comparative period, which generally began in March 2020. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.
Investment Income
Investment income decreased $0.4 million, or 83%, from $0.5 million for the nine months ended September 30, 2020 to $0.1 million for the nine months ended September 30, 2021. The decrease was primarily due to lower interest rates, partially offset by a higher average level of fixed maturity investments.
Other Revenue
Other revenue increased $13.5 million, or 93%, from $14.5 million for the nine months ended September 30, 2020 to $28.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to a $19.4 million gain recognized on reinsurance commutation settlement in the first half of 2021, partially offset by a $6.0 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program and reinsurance profit commission. A substantial portion of Enterprise business solutions revenue was from one customer who was an investor and therefore a related party, as described in Note 17 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Costs and Expenses
Losses and LAE
Losses and LAE increased $50.2 million, or 411%, from $12.2 million for the nine months ended September 30, 2020 to $62.4 million for the nine months ended September 30, 2021. Ceded losses and LAE decreased $26.5 million as a result of commuting all of our reinsurance programs and thereby retaining more losses. Direct losses and LAE increased by $23.4 million, driven by an overall increase in claims costs due to an increase in claims severity observed industry-wide and a reserve adjustment. Additionally, losses in the nine months ended September 30, 2021 include the impacts from Hurricane Ida and severe storms in several regions of the United States.
Policy Servicing Expense and Other
Policy servicing expense and other increased $2.4 million, or 19%, from $12.8 million for the nine months ended September 30, 2020 to $15.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to telematics device write-offs as a result of our upgrade from the use of 3G technology which accounted for $1.2 million of the increase and, to a lesser extent, an increase in our customer experience and other policy servicing personnel related expenses to support our growth objectives.
Sales, Marketing, and Other Acquisition Costs
Sales, marketing, and other acquisition costs increased $82.0 million from $3.6 million for the nine months ended September 30, 2020 to $85.6 million for the nine months ended September 30, 2021. Of this increase, $64.5 million was reinsurance-related including the commutation settlement and impact to the ceding commission offset. During the nine months ended September 30, 2021, we commuted all of our reinsurance programs. As a result of the commutations, we recorded a gain of $19.4 million recorded in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $58.3 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Further resulting from the commutation settlement, was a decrease of $6.2 million in reinsurance ceding commission which serves as an offset to sales and marketing expense. Aside from reinsurance related impacts, as part of our typical marketing efforts, there was an increase of $15.3 million in both our online and offline marketing campaigns. On the sales side, there was a marginal increase in sales costs due to the use of independent agents for the first time in 2021. We expect such expenses, due to the expanded use of this channel, to continue to increase in the near future.
Research and Development
Research and development increased $5.2 million, or 78%, from $6.7 million for the nine months ended September 30, 2020 to $11.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to employee personnel costs related to our expansion initiatives in the engineering and technology areas of approximately $3.0 million, an increase in stock compensation expense for related departments of $2.0 million, and a decrease of $0.7 million in capitalized software costs which serves as an offset to research and development expense.
Amortization of Capitalized Software
Amortization of capitalized software decreased $0.1 million, or 1%, from $8.3 million for the nine months ended September 30, 2020 to $8.2 million for the nine months ended September 30, 2021. The decrease was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.
Other Operating Expenses
Other operating expenses increased $26.4 million, or 201%, from $13.1 million for the nine months ended September 30, 2020 to $39.5 million for the nine months ended September 30, 2021. The increase was primarily driven by

Table of Contents	Index to Item 2
an increase of $15.9 million in director’s, officers’, and employees’ stock-based compensation expense and a $10.2 million increase in general and administrative costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, and increased legal, audit and consulting fees.
Interest Expense
Interest expense increased $12.5 million, or 363%, from $3.5 million for the nine months ended September 30, 2020 to $16.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to a $14.1 million non-recurring write off of unamortized debt issuance costs and debt prepayment fees related to debt payoff during the nine months ended September 30, 2021 as described in Note 9 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. As of September 30, 2021, all debt had been repaid and no outstanding debt remains on the balance sheet.
Impairment on digital assets
Impairment on digital assets in the 2021 period relates to subsequent losses arising from changes in the fair market value on acquired digital assets initially accounted for at cost. For more information, see Note 6, Digital Assets, net to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Increase in fair value of stock warrant liability
Fair value of stock warrant liability increased $7.5 million from $0.6 million for the nine months ended September 30, 2020 to $8.1 million for the nine months ended September 30, 2021. The increase was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.
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

Table of Contents	Index to Item 2
The following table provides a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)		($ in millions)
Total revenue	30.0	8.0	75.4	24.4
Losses and LAE	(27.5)	(4.4)	(62.4)	(12.2)
Policy servicing expense and other	(5.7)	(4.1)	(15.2)	(12.8)
Amortization of capitalized software	(2.8)	(2.8)	(8.2)	(8.3)
Gross profit/(loss)	(6.0)	(3.3)	(10.4)	(8.9)
Gross margin	(20.0)%	(41.3)%	(13.8)%	(36.5)%

Less revenue adjustments:
Revenue Adjustments Related to Reinsurance	—	19.6	9.5	52.7
Revenue from Enterprise Segment	(1.5)	(1.1)	(3.7)	(3.6)
Interest Income and Other	0.3	0.9	1.7	1.7

Less costs and expense adjustments:
Loss and LAE Adjustments Related to Reinsurance	—	(14.5)	(14.7)	(41.2)
Loss and LAE Adjustments Related to Prior Period Development	(0.9)	1.5	4.0	2.9
Bad Debt, Report Costs and Other Expenses	0.5	(0.6)	0.3	(0.8)
Amortization of Internally Developed Software	2.8	2.8	8.2	8.3
Devices	1.8	0.9	4.0	2.9
Accident period contribution profit/(loss)	$(3.0)	$6.2	$(1.1)	$14.0

Prior Period Development	$0.9	$(1.5)	$(4.0)	$(2.9)
Contribution profit/(loss)	$(2.1)	$4.7	$(5.1)	$11.1

Total revenue	$30.0	$8.0	$75.4	$24.4
Revenue adjustments	(1.2)	19.4	7.5	50.8
Adjusted revenue	$28.8	$27.4	$82.9	$75.2

Accident period contribution margin	(10.4)%	22.6%	(1.3)%	18.6%
Contribution margin	(7.3)%	17.2%	(6.2)%	14.8%

Liquidity and Capital Resources
We are a holding company that transacts a majority of our business through operating subsidiaries. Through our insurance subsidiaries, we sell pay-per-mile auto insurance policies to customers and through our Enterprise subsidiary, we sell our insurance solution technology to third-party insurance carriers. From inception through completion of the Merger, we financed our operations primarily through sales of insurance policies, sales of our Enterprise platform, and the net proceeds received from the issuance of preferred stock, debt, and sales of investments. As of September 30, 2021, we had $159.2 million in cash and cash equivalents and $49.8 million of marketable securities, compared to cash and cash equivalents of to $19.2 million and $24.7 million of marketable securities as of December 31, 2020. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
Insurance companies in the United States are also required by state law to maintain a minimum level of capital and surplus. Insurance companies are subject to certain RBC requirements as specified by NAIC. These standards for property and casualty insurers are used as a means of monitoring the financial strength of insurance companies. Under these

Table of Contents	Index to Item 2
requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. Such regulation is generally for the protection of the policyholders rather than stockholders. As of September 30, 2021 and December 31, 2020, our capital and policyholders’ surplus exceeded the minimum RBC requirements. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.
Our principal sources of liquidity are funds generated by operating activities, and available cash and cash equivalents, subject to the limitations set forth in the merger agreement related to the Proposed Transaction.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(70.3)	$(19.3)
Net cash (used in) provided by investing activities	(43.3)	4.6
Net cash provided by financing activities	273.5	25.7
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $(70.3) million, which was an increase of net cash used of $51.0 million from $19.3 million for the nine months ended September 30, 2020. Cash used during this period included $113.3 million from net loss for the nine months ended September 30, 2021, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities increased by $49.9 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, and loss and LAE reserves which reflect a decrease in paid claims year over year.
Net cash used in operating activities for the nine months ended September 30, 2020 was $19.3 million. Cash used during this period included $12.5 million from net loss for the nine months ended September 30, 2020, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock compensation and other non-cash expenses. Net cash used by changes in our operating assets and liabilities decreased by $7.6 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, prepaid expenses and other, unearned premium reserve, and loss and loss adjustment expense reserves.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $(43.3) million compared to net cash provided by investing activities of $4.6 million during the nine months ended September 30, 2020, which was primarily driven by a change from net proceeds to net payments for securities, as well as continued investment in our website and software development, partially offset by a decline in investment in telematics devices, leasehold improvements, and other equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $273.5 million compared to $25.7 million in cash provided by financing activities for the nine months ended September 30, 2020. The increase in cash provided by financing activities is primarily due to cash received from the trust account and the private placements in connection with the Closing in February 2021.

Table of Contents	Index to Item 2
Contractual Obligations
The following is a summary of material contractual obligations and commitments as of September 30, 2021:

	Total	2021 (remaining three months)	2022 – 2023	2024 – 2025	Thereafter
	(in millions)
Long-term debt	$—	$—	$—	$—	$—
Interest on long-term debt	—	—	—	—	—
Operating Leases	23.9	0.8	6.3	5.6	11.2
Purchase Commitments	1.1	1.1	—	—	—
Total	$25.0	$1.9	$6.3	$5.6	$11.2

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

Table of Contents	Index to Item 2
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
See Note 1, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements which are which are included in the Company’s Post-Effective Amendment No. 2 to Form S-1 filed with the SEC on August 27, 2021.
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

Table of Contents	Index to Item 2
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
Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q included consideration of the guidance set forth in the Statement. Based on the items discussed in the Statement, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, we did not design and maintain effective controls over financial reporting relating to the accounting treatment for complex financial instruments, as discussed above.
Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.
Remediation Plan
We are taking steps to remediate the material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. We have enhanced these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These actions are subject to ongoing review by senior management and Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weakness or modify the remediation efforts described above and will continue to review and make necessary changes to the overall design of our internal controls. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2021.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting, besides those previously mentioned in the Remediation Plan section above, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Other than the additional risk factors below related to the Proposed Transaction with Lemonade, there have been no material changes to the Risk Factors described in Part I, Item 1A. "Risk Factors" in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on June 2, 2021 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021.

The announcement and pendency of the Proposed Transaction may result in disruptions to our business.
The Agreement generally requires us to operate our business in the ordinary course pending completion of the Proposed Transaction and restricts us from taking certain specified actions without Lemonade’s consent until the Proposed Transaction is completed or the Agreement is terminated. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
Further, in connection with the Proposed Transaction, our current and prospective employees may experience uncertainty about their future roles with us following the consummation of the Proposed Transaction, which may materially adversely affect our ability to attract, motivate and retain key personnel.
The pendency of the Proposed Transaction could also result in disruptions to our business relationships with customers, suppliers and other business partners, which could have an adverse impact on our revenues, cash flows and results of operations. Parties with which we have business relationships may choose to delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us while the Proposed Transaction is pending. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with other parties.
The pursuit of the Proposed Transaction may place a significant burden on our management and internal resources, and will divert management’s time and attention from our day-to-day operations and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction, and many of these fees and costs are payable regardless of whether or not the Proposed Transaction is consummated.
Any of the foregoing could adversely affect our business, our financial condition, and our results of operations.
The Proposed Transaction may not be completed within the intended timeframe, or at all, and the failure to complete the Proposed Transaction could adversely affect our, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Proposed Transaction will be completed in the intended timeframe, or at all. The Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Proposed Transaction, including, among others, adoption of the Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, and applicable regulatory approvals. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied. Even if all required approvals are obtained and all closing conditions are satisfied, we can provide no assurance as to the terms, conditions, and timing of such approvals or that the Proposed Transaction will be completed in a timely manner or at all. Many of the conditions to completion of the Proposed Transaction are outside of our control, and we cannot predict when or if these conditions will be satisfied. Even if regulatory approval is obtained, it is possible that conditions will be imposed that could result in a material delay in, or the abandonment of, the Proposed Transaction or otherwise have an adverse effect on us.
If the Proposed Transaction is not completed within the intended timeframe or at all, we may be subject to several material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the business combination will be completed. In addition, some costs related to the Proposed Transaction must be paid whether or not the Proposed Transaction is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction. In addition, the Proposed Transaction has resulted in the diversion of management’s attention and other resources, for which we will have received little or no benefit if completion of the Proposed Transaction does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees related to the Proposed Transaction.

We could also be subject to litigation related to the Proposed Transaction, which could prevent or delay the consummation of the Proposed Transaction and result in significant costs and expenses.
In addition to the above risks, if the Agreement is terminated under certain circumstances, we may be required to pay Lemonade a termination fee equal to $12.5 million. If the Proposed Transaction is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial condition, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated November 24, 2020, by and among INSU Acquisition Corp. II, INSU II Merger Sub Corp., and Metromile, Inc. (incorporated by reference to Annex A to the Company's Proxy Statement/Prospectus included in the Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 15, 2021).

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

10.1
August 2021 changes to executive officer compensation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

METROMILE, INC.

Date: November 15, 2021	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)