Form 10-K
period 2021-12-31
Metromile, Inc.
filed 2022-02-28
CIK 1819035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $809 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $9.15 per share for such date.
As of February 23, 2022, there were 128,221,885 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTORY NOTE
The registrant met the requirements for accelerated filers as of the end of the fiscal year ended December 31, 2021 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the accelerated filer reporting company disclosure requirements until its quarterly report on Form 10-Q for the fiscal quarter ending March 31, 2022.
Unless the context otherwise indicates, references in this report to the terms “Metromile,” “the Company,” “we,” “our” and “us” refer to Metromile, Inc. and its wholly owned subsidiaries. Prior to February 9, 2021, we were known as INSU Acquisition Corp. II, or INSU. On February 9, 2021, INSU completed the acquisition of 100% of the outstanding shares of MetroMile, Inc., or Legacy Metromile, which we refer to as the “Business Combination.” References herein to “we,” “our” and “us” may refer, as context requires, to Legacy Metromile and its wholly owned subsidiaries prior to the Business Combination.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, and our ability to maintain reinsurance contracts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•our ability to recognize the anticipated benefits of the pending transaction with Lemonade;
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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
ii

SUMMARY OF RISK FACTORS
Our business involves significant risks, including risks arising in connection with the pending acquisition of Metromile by Lemonade, Inc. pursuant to a merger agreement, which is contemplated to occur upon completion of the merger transactions completed by the merger agreement. Below is a summary of the material risks that our business faces, which makes an investment in our common stock speculative and risky. This summary does not address all these risks. These risks are more fully described below in “Item 1A. Risk Factors.” Before making investment decisions regarding our common stock, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.
•The announcement and pendency of the mergers may result in disruptions to our business.
•The mergers may not be completed within the intended timeframe, or at all, and the failure to complete the mergers could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
•We have a history of net losses and could continue to incur substantial net losses in the future.
•We may lose existing customers or fail to acquire new customers.
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
•Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
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

iii

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
We believe the opportunity for our personalized per-mile insurance product is significant. Federal Highway Administration data indicates that approximately 35% of drivers drive more than half the total miles driven. We believe there is a correlation between the number of miles driven and the number of insurable losses. An October 2016 report by the Insurance Information Institute noted that the increase in claims frequency appears directly linked to the increase in the number of miles driven. Notwithstanding the relationship between miles driven and claims, auto insurance premiums have historically been priced based on a driver’s “class” — and drivers are charged the same basic premium rate as others in their class no matter the actual miles driven. In the traditional pricing model, a driver’s age, credit score, accident history, and geography influences the premium paid more than the actual miles driven. Thus, the 35% of drivers who account for more than half the miles driven are not paying premiums based on how often they are behind the wheel and increasing the potential for an insurable loss claim. We believe the traditional pricing model is inherently unfair to the majority of drivers — the 65% of drivers who drive less than half the miles driven — as they are effectively subsidizing the minority of drivers who are high-mileage drivers. By offering auto insurance using a per-mile rate and then billing each customer monthly based on their actual miles driven, we are able to provide significant savings to the vast majority of drivers, the 65% of drivers who drive less than half the miles driven. Customers can simply use their connected car or use a Metromile Pulse device ("The Pulse") to share their data with us — which includes miles driven, and in certain states where permitted by insurance regulators, driving habits, such as phone use, speeding, hard-braking, accelerating, cornering, and location. Our customers are able to choose when and how to drive and share this information with us to realize these data driven savings every day. See “— Our Technology Platform” for more information regarding The Pulse and data collection.
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
We believe our customers are loyal. We measure this, in part, by our average overall net promoter score, or NPS, of 50 as of end of year 2021. The NPS metric is a management tool used to measure customer satisfaction and loyalty and indicates the percentage of customers rating their likelihood to recommend a product or service to a friend or colleague. After 51 days of joining Metromile, we ask each new customer the likelihood that they will recommend Metromile to a friend or colleague on a scale of 0 to 10. Scores between 0-6 are considered detractors and scores between 9-10 are considered promoters. To arrive at Metromile’s NPS score in a given month, the percentage of detractors is subtracted from the percentage of promoters. Scores between 7-8 are considered passive and are counted toward the total number of respondents, thus decreasing the percentage of detractors and promoters and pushing the net score toward 0. By recommending our services to their friends and family, we believe our customers demonstrate their satisfaction and loyalty to our services. We believe our overall NPS of 50 demonstrate our customer satisfaction and loyalty to Metromile.
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

Business Developments
Acquisition of Metromile, Inc. by Lemonade, Inc.
On November 8, 2021, we entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”). The Agreement provides that, pursuant to and on the terms and conditions set forth therein, (i) Acquisition Sub I will merge with and into the Company (the “First Merger” and the effective time of the First Merger, the “First Effective Time”)), with the Company continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as of September 30, 2021. Under the terms of the Agreement, stockholders of the Company will receive shares of Lemonade common stock at a ratio of 19:1. The transaction is conditioned on customary closing conditions, and is expected to close in the second quarter of 2022. The Boards of Directors of both the Company and Lemonade have each approved the Proposed Transaction as well as stockholders of the Company.
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
The net result of our technology advantage is a fundamentally lower cost structure. Because premiums charged to the consumer ultimately reflect the underlying costs of the insurance business and its losses, we have developed a competitive advantage beyond our pricing model. Built from the ground-up with technology and sensors first, we have developed a durable competitive advantage with a highly efficient and streamlined operation.
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

Our app increases engagement and improves our relationship with customers by providing helpful features such as street sweeping notifications to help avoid parking tickets, get walking directions to their car, and monitor their car health. Everything needed to manage a policy can be done in the app, such as viewing policy information and documents, auto insurance ID cards, monthly billing summaries, and detailed trip maps. With an always-connected vehicle, we have an 85% stolen car recovery rate.
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
Metromile Enterprise is not just for telematics-based auto insurance programs — the software helps global P&C insurers improve customer experience and reduce claim costs across a variety of use cases in auto, home, renters, pet, workers compensation and other specialized P&C insurance programs. This unique business allows us to diversify our revenue base into recurring, high-margin enterprise SaaS revenue, while actively participating in the digital transformation underway in the broader insurance markets, with minimal incremental cost.
With respect to the platform’s specific feature set, our Metromile Enterprise offering consists of Report, Detect, Replay, and Streamline modules.

•Report: The secret to success with predictive models lies in gathering rich, reliably structured data at first notice of loss, or FNOL. The Report module is a smart digital FNOL solution for customer-facing data collection and call center representatives that creates opportunities for improved fraud detection, efficient downstream processing, and a “no-touch” claims experience.
•Detect: Our Detect module is an artificial intelligence, or AI, powered fraud detection tool trained to scan incoming claims in seconds and build a feedback loop with existing investigative experts. We help capture more fraud and cut costs by eliminating investigations on low probability claims.
•Portal: The Portal enables insurance carriers to offer their insureds a one-stop digital destination for filing claims, tracking updates on claims in progress and taking action on pending items. This solution helps improve claim handling efficiency and save claim adjuster time.
•Streamline: Streamline is a powered automation suite, enabled by sophisticated data science modeling, that reduces repetitive tasks done by claims handlers so that they can spend more time providing service for customers with more complex needs. The Streamline solution enables claims self-servicing to settle claims with efficiency.
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
•Massive market: In 2020, the U.S. personal auto insurance market generated in excess of $250 billion in premiums.
•Highly fragmented: Market share in the United States is fragmented with no carrier holding more than 20% market share. Additionally, 108 carriers generated greater than $100.0 million in premiums in 2020.
•Ripe for disruption: The auto insurance placement and claims process suffers from poor overall consumer experience, which is attributable to opaque and tiered pricing, lengthy sign-up processes, and arduous claims processes that are often long and repetitive. Additionally, traditional insurance carriers do not consider technology-driven developments to the auto industry when pricing risk. With a developing driver model including autonomous features and new means of transportation, additional factors need to be considered.
•Limited use of technology: The insurance market has typically relied on a number of factors to provide pricing and risk assessment information. Statistics like age, credit score, accident history, and geography have often been deciding factors that categorize drivers into buckets and price them accordingly. Technological developments and data science provide new applications to better understand individual driver risk, such as actual miles driven and driving behaviors, and are able to adjust pricing models to consider these variable factors. While other auto insurance providers consider an individual’s prior accident history, we believe Metromile is distinguished by further adjusting to real-time driving behavior. This real-time capture, we believe, allows Metromile to better understand each driver’s risk in ways that backward-looking algorithms, such as “good-driver rewards,” are unable to.
•COVID-19 pandemic: Although the ultimate impacts of COVID-19 remain uncertain and consumer demand for auto insurance may be impacted in a recessionary or stationary environment, a recent survey published by Capgemini SE found that 87% of global consumers prefer to use a personal vehicle to ensure safe travel, up from 57% in 2020. Further, the dramatic decline in miles driven during the second quarter of 2020 and the fact that legacy carriers were forced to react through ad hoc refund and rebate programs and were sued in class action lawsuits proves that the existing fixed priced insurance model is outdated.
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
Competitive strengths
•Structurally advantaged through data science. To date, we have collected approximately three billion miles of data through our core data engine. We built our engine from the ground up to realize a structural pricing and cost advantage in auto insurance. We collect our data through the next generation of connected vehicles, mobile and telematics devices to generate what we believe is the most granular and insightful data on driving behavior in the industry. We analyze data such as miles driven, speed, acceleration, hard-braking, cornering, and location to deliver market-leading intelligence. This enables us to provide highly personalized policies at scale and attractive unit economics. We currently deploy behavioral telematics, other than miles driven, in four of the eight states where we operate. We are building a durable competitive advantage through personalization, superior pricing, better fraud detection, approval automation and customer loyalty. The strength of our technological offering has even turned our infrastructure into a source of revenue. We offer our Metromile Enterprise services to a number of leading insurance carriers looking to digitize their platforms.
•Customer-oriented approach with member loyalty. We leverage our data advantage and technology to offer customers better experiences through our use of mobile technology. We were born as a digital-first entity and have invested meaningfully to develop a seamless mobile and online experience for customers long-underserved by the traditional auto insurance industry. Customers can quickly download and use our app and access our rich feature set, enabling a shorter time to receive a quote. They also receive real-time feedback on fuel consumption and driving behavior, while we are additionally automating claims through our AI enabled platform. We believe these features and customer experience have established member loyalty to our platform and cultivated a strong brand affiliation. As of December 31, 2021, Metromile’s one-year retention rate on new policies is 60%, which is the percentage of customers that remain with Metromile after two policy terms, and is inclusive of all cancellation reasons, whether initiated by the customer or by us. According to the California Department of Insurance, in 2020 in California, which is Metromile’s largest market, Metromile received 4 justified complaints, which was lower than the average number of justified complaints received by the 50 largest automobile carriers in terms of exposure counts (of which Metromile ranked 41st). Each exposure count represents an insured vehicle. In addition, in 2020 in California, Metromile ranked 41 out of 50 in terms of the ratio of justified complaints to exposure counts. In 2020, Metromile decreased its justified complaint count in California by over 50%.
•Full-Stack Insurance provider. In 2016, we became a full-stack carrier, enabling us to recapture economics from third-party providers. We have complete control over the entire process of writing a policy, from underwriting and investment discretion to the back-end processing that drives new customer acquisition and growth, leading to high capital-efficiency. Our premiums can grow with minimal increase in surplus, while mitigating large or tail losses. We partner with some of the leading reinsurers in the industry. Today, we are licensed in 49 states and the District of Columbia, with licenses active in 46 states and the District of Columbia, and writing business in eight states. We aim to be a fully national provider of insurance across 49 states and the District of Columbia in the future.
•Strategic partnerships in new channels. We are developing strategic partnerships with automotive giants that will help us to win sustainable market share. Our OEM partners can help us identify low mileage drivers based on the data collected from a newly purchased vehicle and target new customer segments with our product. Access to customers that fit our target demographic who are at a decision point in insurance buying post vehicle purchase is highly valuable and allows us to showcase our unique value proposition to the right customers at the right time. And, by connecting directly to vehicles, these connected car owners can bypass needing our Pulse device.
•World-class talent. The Metromile team comprises a blend of experienced technology industry executives, the best data scientists and leading insurance industry veterans. Our diverse mix of talent has helped us look at the automotive insurance industry through an alternative lens. We pride ourselves on our unique DNA and fresh outlook. We focus on hiring the best talent from a wide array of backgrounds to provoke diversity of thought and ideas. Our leadership team exemplifies our foundation in data science. Dan Preston first trained as a data scientist and joined Metromile as Chief Technology Officer in 2013 before becoming Chief Executive Officer in 2014. Prior to joining Metromile, Dan was the co-founder and Chief Technology Officer of AisleBuyer, a mobile retail innovator that was acquired by Intuit in April 2012. Outside of key leadership, Dan has built a tremendous team of technologists, insurance experts and finance veterans culled from companies including Progressive, Salesforce, and PricewaterhouseCoopers to the most innovative startups.
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
Because our reinsurance program has varied year-to-year and the onboarding allowance portion of the program results in the recognition of more revenue during periods in which we sell more policies, we have seen a significant variance in our quarterly and annual revenue. For example, our other revenue and gross profit declined year-over-year in 2020 and 2019, primarily due to the upfront policy fee we received from our reinsurers for new policies sold in 2019 relative to 2020. In the years ended December 31, 2021 and 2020, we had other revenue of $29.2. million and $22.1 million, respectively. Our gross profit/(loss) declined to $(15.2) million from $(14.1) million for the same period.
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
Effective as of April 30, 2021, the Company commuted all of its outstanding reinsurance agreements. For additional information, please see Note 10, Reinsurance, to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Our negative gross margin decreased to (14.5)% for the year ended December 31, 2021 from (40.3)% for the year ended December 31, 2020, primarily due to higher revenue in 2021, partially offset by reinsurance coverage on losses in 2020 combined with both increased frequency and severity of losses as well as claims related to Hurricane Ida in 2021. Our contribution margin has declined from 2020 to 2021, primarily due unfavorable prior period loss development.

As of December 31, 2021, one-year new customer retention was 60% for policies that completed their second term in the fourth quarter of 2021. We define retention as the percentage of new customers who remain with us after their first two policy terms, inclusive of all cancellation reasons.
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
We will apply our highly replicable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. This will allow us to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state. We aim to be in 49 states and the District of Columbia in the future. We do not yet have visibility on whether or not these 41 new markets will permit the use of behavioral telematics data to offer polices and premiums based on driving habits in addition to miles driven. As we expand into new markets, when appropriate, we plan to engage in discussion with state insurance regulators to expand our ability to use behavioral telematics, which we expect will evolve over time. Our data platform will continue to inform new and existing markets as we successfully scale.
Scale partnerships & key channels.
Our existing channels have been continually optimized for lower CAC and heightened throughput. We market through a variety of channels, including direct-to-consumer advertisements, display, search, and social media marketing, search engine optimization, and customer referrals. Our products are customer-centric with an overall NPS of 50, and we benefit greatly from word-of-mouth marketing.
Cross-sell with new products and services.
With active and loyal customers, we intend to build on that foundation to offer an expanded product offering. We believe that there is a compelling cross-sell opportunity for other insurance services including homeowners' insurance, and renters insurance, and car maintenance. Through a mix of strong partners and new internal product development, we expect to bring these products to market in an intuitive manner, consistent with the experience Metromile customers expect from us.

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
Telematics Device Production, Sourcing and Fulfillment
We utilize telematics technology to gather data that we use to underwrite insurance policies, bill customers, and manage claims and customer service. Our telematics hardware is designed and manufactured, and telematics data services are provided to us by a single third party. From a fulfillment perspective, we also use one third-party logistics company for our end-to-end physical inventory management process as well as the shipping and receiving of our telematics devices. We believe that we have good relationships with our vendors and that there are alternative sources in the event that one or more of these vendors is not available. We continually review our customer demands against the capacity of our manufacturer and supplier with a view to ensuring that we are able to meet our customer commitments, reduce costs and operate more efficiently. For additional information, see the section titled “Risk Factors — Technology and Security.”
Employees and Human Capital Resources
As of December 31, 2021, we had 384 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.
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
As of December 31, 2021, we have five issued patents and two pending patent applications in the United States. The issued patents generally relate to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents are expected to expire between September 1, 2035 and January 11, 2036. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Regulation
Insurance Regulation
Metromile is subject to insurance regulation in the jurisdictions in which we transact insurance through licensed insurance carrier and producer subsidiaries. Insurance regulatory authorities have broad administrative powers to regulate all aspects of an insurance carrier or producer’s business, including the powers to restrict or revoke licenses to transact business, and to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations. Regulations to which the licensed insurance carrier and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control” (as such term is defined under the Insurance Holding Company System Registration Act of Delaware (the “Delaware Holding Company Act”));
•prior approval of transactions resulting in a change of “control” (as such term is defined under the Insurance Holding Company System Regulatory Act of California (the “California Holding Company Act”));
•state-mandated premium rebates, refunds, or reductions as a result of potentially lower risk exposure due to the Coronavirus pandemic and related emergency orders;
•approval of policy forms and premiums in each state in which the insurance carrier operates;
•approval of intercompany service agreements in Delaware and California;
•statutory and risk-based capital solvency requirements, including the minimum capital and surplus the insurance carrier must maintain pursuant to applicable laws and the CMA entered into as required by the Delaware Department of Insurance described above;
•establishing minimum reserves that the insurance carrier must hold to pay projected insurance claims;
•required participation by the insurance carrier in state guaranty funds;
•restrictions on the type and concentration of the insurance carrier’s investments;
•restrictions on the advertising and marketing of insurance;
•restrictions on the adjustment and settlement of insurance claims;
•restrictions on the use of rebates or other consideration to induce a policyholder to purchase insurance;
•restrictions on the sale, solicitation, and negotiation of insurance;
•restrictions on the sharing of insurance commissions and payment of referral fees with unlicensed persons;
•prohibitions on the underwriting of insurance on the basis of race, sex, religion, and other protected classes;
•restrictions on disparate treatment of similarly situated applicants and policyholders;
•restrictions on the ability to use telematics to underwrite and price insurance policies, particularly in California;
•restrictions on the use and weight of certain underwriting factors;
•restrictions on the ability of the insurance carrier to pay dividends to us or enter into certain related party transactions without prior regulatory approval;
•rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•privacy regulation and data security;
•regulation of corporate governance and risk management;
•periodic examinations of operations, finances, market conduct, and claims practices; and
•required periodic financial reporting.
The business of insurance is principally regulated at the state level, and the laws and regulations to which the licensed insurance carrier and producer subsidiaries are subject vary depending on the state. Unless the context otherwise requires, references herein to “state” include any of the 50 states, the District of Columbia and the five U.S. territories. These rules are subject to change as state legislatures and regulatory agencies update their laws and regulations to address real and perceived issues and concerns. These laws and regulations are also subject to interpretation by courts. The NAIC and the National Council of Insurance Legislators (“NCOIL”) are the principal organizations tasked with establishing standards and best practices across the various states, the District of Columbia and five U.S. territories, and from time to time promulgate model rules and regulations that often are the basis for insurance rules and regulations adopted by such jurisdictions. We cannot predict precisely whether or when regulatory actions may be taken that could adversely affect us or the operations of the insurance carrier and producer subsidiaries. Interpretations of regulations by regulators may change and statutes, regulations, and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.
Required Licensing
The U.S. insurance carrier, Metromile Insurance Company, is domiciled and admitted in the state of Delaware to transact certain lines of property and casualty insurance. In addition to Delaware (the domiciliary state) and California (currently, a commercial domicile for the insurance carrier), Metromile Insurance Company maintains licenses to transact insurance in all states except Tennessee, and currently writes policies in Arizona, California, Illinois, Oregon, New Jersey, Pennsylvania, Virginia, and Washington. No additional license applications are currently pending.

The licensed insurance producer subsidiary, Metromile Insurance Services LLC, must maintain an insurance producer license in every state in which it sells, solicits, or negotiates insurance. Metromile Insurance Services LLC currently holds a resident insurance producer license in California and a non-resident license in Arizona, Illinois, New Jersey, Oregon, Pennsylvania, and Virginia. No additional license applications are currently pending.
Insurance regulators have broad authority to restrict or revoke licenses of insurance carriers and producers who are found to be in violation of any applicable laws and regulations.
Licensing of Our Employees
Unless directly employed by the insurance carrier, any of our employees who sell, solicit, or negotiate insurance must be licensed insurance producers and must fulfill pre-licensing and annual continuing education and license renewal requirements. In certain states in which we operate, insurance claims adjusters are also required to be licensed and fulfill annual continuing education requirements.
Insurance Holding Company Regulation
We are a member of an “insurance holding company system” under the Delaware Holding Company Act and the California Holding Company Act as the parent company of a wholly owned regulated insurance subsidiary. Under the insurance holding company system rules and regulations, Metromile Insurance Company is required to register with the insurance departments of Delaware and California and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of Metromile Insurance Company. Although the insurance carrier is currently commercially domiciled in California and therefore subject to certain provisions of the California Holding Company Act, this is not necessarily a permanent designation. The insurance carrier will remain commercially domiciled in California only for so long as during its three preceding fiscal years taken together it wrote an average of more direct premiums in California than it wrote in Delaware during the same period, and the California direct premiums written constitute 33 percent or more of its total direct premiums written everywhere in the U.S. for that three-year period.
As the ultimate controlling person in our insurance holding company system, we are required to file an annual enterprise risk report pursuant to both the Delaware Holding Company Act and the California Holding Company Act. The report discloses, among other things, any material activities or developments that could adversely affect the insurance holding company system and/or the domestic insurance carrier specifically. In some states, any person divesting control of an insurer must provide thirty (30) days’ written notice to the regulator and the insurer. In addition, most states require insurance holding company systems to make annual corporate governance disclosures.
Under the Delaware Holding Company Act and the California Holding Company Act, all inter-affiliate transactions within a holding company system must meet the following conditions: (i) the terms must be fair and reasonable; (ii) charges or fees for services performed must be fair and reasonable; and (iii) expenses incurred and payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied. The regulators in California and Delaware, respectively, often interpret these requirements differently, which can lead to delays in approval of affiliate agreements and unexpected terms or conditions. The insurance carrier generally must disclose any transaction between the insurance carrier and any other affiliate(s) to the insurance departments of Delaware and California and the insurance carrier must obtain prior approval from each such regulator before entering into certain material inter-affiliate transactions, including, but not limited to, management agreements, tax allocation agreements, service contracts, cost-sharing arrangements, extraordinary dividends, certain reinsurance transactions, and certain loan agreements.
ORSA
Pursuant to the ORSA Model Act, an insurance company with direct written and unaffiliated assumed premium of more than $500.0 million or that is part of an insurance group with direct written and unaffiliated assumed premium of more than $1.0 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an “own risk and solvency assessment” in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the Commissioner of the Delaware Department of Insurance, and not more than once a year, any insurer subject to these requirements must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Metromile Insurance Company was exempt from these requirements in 2021 and 2020 since it had direct written and unaffiliated assumed premium of less than $500.0 million for that year, but at some point Metromile Insurance Company could become subject to the ORSA requirements.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans, or otherwise. The payment of any extraordinary dividend by our regulated insurance subsidiary requires the prior approval (or no disapproval after thirty days’ notice) of the Commissioner of the Delaware Department of Insurance and the Commissioner of the California Department of Insurance.

“Extraordinary dividend” is defined under the Delaware Insurance Code as any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of Metromile Insurance Company’s surplus as of December 31 of the preceding year, or (b) Metromile Insurance Company’s net income for the twelve-month period ending December 31 of the preceding year, but does not include pro rata distributions of any class of the insurance company’s own securities. In addition, Metromile Insurance Company may not declare or pay a dividend or other distribution from any source other than earned surplus without the Delaware Commissioner’s prior approval.
“Extraordinary dividend” is similarly defined under the California Insurance Code as any dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of Metromile Insurance Company’s policyholder’s surplus as of December 31 of the preceding year, or (2) Metromile Insurance Company’s net income for the 12-month period ending the preceding December 31.
As of December 31, 2021, and December 31, 2020, Metromile Insurance Company was not permitted to pay any dividends to its holding company parent without approval of the Commissioner of the Delaware Department of Insurance. See the section titled “Risk Factors — Risks Related to Our Business — Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. Delaware and/or California may in the future adopt statutory provisions more restrictive than those currently in effect.
Reserves
Metromile Insurance Company is required to hold admitted assets as reserves to cover projected losses under its policies, in accordance with actuarial principles. In accordance with the NAIC’s property and casualty statement instructions, Metromile Insurance Company must submit an annual Statement of Actuarial Opinion from a qualified actuary appointed by the company, certifying that its reserves are reasonable. The insurance departments of Delaware and California have the authority to dispute the reasonableness of the reserves certified by the actuary.
Risk-Based Capital
Metromile Insurance Company is required to maintain minimum levels of risk-based capital to support its overall business operations and minimize the risk of insolvency. State insurance regulators use risk-based capital to set capital requirements, based on the size and degree of risk taken by the insurer, taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory scrutiny and intervention.
Delaware adopted the model legislation promulgated by the NAIC pertaining to risk-based capital, and requires annual reporting by Delaware-domiciled insurers to confirm that the insurer is meeting its risk-based capital requirements. Delaware-domiciled insurers falling below a risk-based capital threshold may be subject to varying degrees of regulatory action. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. When total adjusted capital falls below 70%, a mandatory control event is triggered which results in the Delaware Department of Insurance placing the insurance company in receivership and assuming control of the operations of the insurer. As of December 31, 2021, Metromile Insurance Company’s risk-based capital levels are above all of these regulatory action level thresholds. As part of its regulatory review and approval of this transaction, the Delaware Department of Insurance required us to enter into a Capital Maintenance Agreement (the “CMA”). The CMA requires us to ensure that the regulated insurance subsidiary, Metromile Insurance Company, has and will maintain total adjusted capital in an amount equal to at least 300% of the insurance company’s authorized control level risk based capital from the close of the transaction until a date to be determined by the regulator in mid-2025. Being required to maintain capital levels above the statutory requirement could put constraints on our ability to deploy capital to which our competitors are not subject.
Hazardous Financial Conditions
The Delaware Department of Insurance has the authority to deem Metromile Insurance Company to be in a hazardous financial condition such that the insurer’s continued operation may be hazardous to its policyholders, creditors, or the general public. A finding of a hazardous condition can be based upon a number of factors, including, but not limited to: (i) adverse findings in a financial, market conduct or other examination; (ii) failure to maintain adequate reserves in accordance with presently accepted actuarial standards of practice; (iii) net loss or negative net income in the last twelve month period or any shorter period of time; (iv) failure to meet financial and holding company filing requirements; (v) insolvencies with a company’s reinsurer(s) or within the insurer’s insurance holding company system; (vi) a finding of incompetent or unfit management of the insurer; (vii) a failure to furnish requested information or provide accurate information in relation to a response to an inquiry or filing of a financial statement; and (viii) any other finding determined by the commissioner to be hazardous to the insurer’s policyholders, creditors or the general public.

If the Delaware Department of Insurance finds Metromile Insurance Company to be in hazardous condition it has the authority, in lieu of placing the insurer into supervision, rehabilitation or liquidation, to enter into a memorandum of understanding with the insurer or issue an order to require the insurer to remedy the hazard. This would include, but is not limited to, ordering the insurer to: (i) increase its capital and surplus, (ii) suspend payment of dividends, (iii) limit or withdraw from certain investments, (iv) correct corporate governance deficiencies, and (v) take any other action necessary to cure the hazardous condition.
Periodic Examinations
Metromile Insurance Company is subject to on-site and remote or virtual visits and examinations by the state insurance regulatory authorities. Metromile Insurance Company is subject to market conduct examinations by insurance regulators, under which the regulator will examine its conduct towards policyholders including, but not limited to, complaint handling, marketing, claims, rate and form filing, nonrenewal and cancellation practices, and customer service. Metromile Insurance Company is also subject to a financial examination by the Delaware Department of Insurance every five years, under which it will review the company’s financials, including its relationships and transactions with affiliates. Metromile Insurance Company completed its first financial examination, covering the period January 1, 2013 through December 31, 2017, by the Delaware Department of Insurance, which was accepted, adopted, and filed effective January 22, 2019, with “no significant findings or material adjustments to the Company’s financial statements” (the “2017 Examination”). In addition, the Delaware Department of Insurance may conduct special or targeted examinations to address particular concerns or issues at any time. Specifically, by memorandum dated December 3, 2018, the Delaware Department of Insurance identified several exceptions that were noted during the course of the 2017 Examination which were not deemed significant enough to be included in its January 22, 2019 report. As a follow-up to the memorandum, the Delaware Department of Insurance conducted two targeted examinations to which Metromile Insurance Company provided responses that were accepted by the regulator. The Delaware Department of Insurance is currently conducting Metromile Insurance Company's second financial examination covering the period January 1, 2018 through December 31, 2020. Insurance regulators of other states in which Metromile Insurance Company is licensed may also conduct examinations of the company, and such examinations have been completed by Illinois, Pennsylvania, Virginia, Washington and California (the California exam was limited to the Special Investigative Unit's compliance). Additionally, there are ongoing examinations by the California Department of Insurance and the New Jersey Department of Banking and Insurance. The results of each examination can give rise to fines and monetary penalties as well as regulatory orders requiring remedial, injunctive, or other corrective action.
Statutory Accounting Principles
A licensed insurance carrier’s financial statements must be completed in accordance with statutory accounting principles, or SAP. SAP was developed by U.S. insurance regulators as a method of accounting used to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to customers. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction.
Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations differ somewhat from GAAP principles, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. Other assets such as goodwill are accounted for under GAAP financial statements but not SAP. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.
Credit for Reinsurance
As of December 31, 2021, Metromile Insurance Company commuted all reinsurance. Subsequent to the balance sheet date, the Company signed an agreement under which it has ceded a portion of the risk it is insuring to various reinsurers. State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the credit for reinsurance laws of the ceding insurer’s state of domicile. Once an insurance carrier has received credit for reinsurance it does not need to hold separate admitted assets as reserves to cover claims on the risks that it has ceded to the reinsurer. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that all of Metromile Insurance Company’s reinsurers, and the related reinsurance and other agreements, qualify for credit for reinsurance so that Metromile Insurance Company is able to take full financial statement credit for its reinsurance.
Rate Regulation
Most states require personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In certain cases, such rating plans, policy forms, or both must be approved prior to use.
We currently have products on file and approved in the following states: Arizona, California, Illinois, Oregon, New Jersey, Pennsylvania, Virginia, and Washington.

The speed with which an insurer can change rates in response to competition or increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file. In states having prior approval laws, the regulator must approve a rate before the insurer may use it, and this process can often take multiple months. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority before being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Many states, including California, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs depends on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meet the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. In particular, auto insurers have come under increasing pressure and in some states have been required to refund a portion of their premium to their policyholders due to decreasing auto claims arising from the COVID-19 pandemic. Whether this pressure continues to exist depends on the persistence of COVID-19 generally, and on other political, social, and health issues that may arise. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict with precision the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
In addition, insurers are restricted in their ability to use telematics-based data to set premium rates in California, Metromile’s largest market. Proposition 103, which was passed by referendum in 1988, limits the factors that insurers can use to set auto insurance rates to, in decreasing order of importance: (i) the insured’s driving safety record; (ii) the number of miles he or she drives annually; (iii) the number of years of driving experience the insured has had; and (iv) those other factors that the Commissioner of the California Department of Insurance may adopt by regulation and that have a substantial relationship to the risk of loss. Under current California regulation, the use of telematics-based data beyond miles driven, including when, where or how the car is driven, is prohibited. In addition, other states in which Metromile operates, or may choose to operate in the future, similarly limit the use of telematics-based data beyond miles driven. Metromile Insurance Company is currently in discussions with the California Department of Insurance to revise its regulations to allow the use of telematics to a greater extent to underwrite and price insurance policies. Metromile cannot predict the outcome of these discussions, and there can be no assurance that the California Department of Insurance or other state regulators will revise regulations accordingly, if at all.
Insolvency/Guaranty Funds and Associations, Mandatory Pools, and Insurance Facilities
Most states require admitted property and casualty insurance companies to become members of insolvency or guaranty funds or associations for impaired or insolvent insurance companies, which each state funds through an annual assessment on all insurance companies doing business in the state. These funds cover payments of claims of state policyholders whose admitted insurance carriers have become insolvent. The annual assessments required in any one year will vary from state to state, and are subject to various maximum assessments per line of insurance. Our results of operations and financial condition could be adversely affected by any such assessments.
In addition, most states require private passenger automobile insurers to participate in mandatory pools, insurance facilities, or similar markets of last resort. These pools allocate to all licensed auto insurers those drivers who are required by law to have automobile insurance but because of their risk profile cannot obtain coverage from the voluntary markets. Allocations are based on market share in each state.
Investment Regulation
Metromile Insurance Company is subject to Delaware’s rules and regulations governing the investment of its assets. Delaware’s laws generally require that an insurance company invest in a diverse portfolio, and limit its investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, Metromile Insurance Company would be required to dispose of those investments.
Trade Practices
Insurance companies and producers are subject to regulation on how they may sell, solicit, or negotiate insurance and conduct their business, with state laws prohibiting certain unfair trade practices. Such practices include, but are not limited to, false advertising, making false statements to regulators, unfair discrimination including against protected classes, and rebating premium to policyholders above certain de minimis amounts. Metromile and its affiliates set business conduct policies and provide training to ensure employee-agents and other customer service personnel are aware of these prohibitions and understand that they are required to conduct their activities in compliance with these laws. In addition, the NAIC and several states, including California, Connecticut, and New York, have indicated an increased desire and intent to examine scoring and other models used for rating and underwriting. We are not currently able to predict with precision what impact these laws, initiatives, or actions in this respect might have on our business.

Unfair Claims Practices
Insurance companies, third-party administrators, and individual claims adjusters are generally prohibited by state laws from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions, failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, failing to adopt reasonable standards for the investigation and settlement of a claim, and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. Metromile and its affiliates set business conduct policies to make claims adjusters aware of these prohibitions and to require them to conduct their activities in compliance with these laws.
Commission Sharing
Insurance producers cannot share insurance commissions with any person for selling, soliciting, or negotiating insurance unless such person holds an insurance producer license. There is a well-recognized, limited exception to this prohibition on commission sharing for the payment of referral fees to unlicensed persons, provided that the fee is a flat fee that is not contingent on the purchase of insurance and the referral does not involve the discussion of the terms or conditions of the policy.
Data Privacy
The use of non-public personal information in the insurance industry is subject to regulation under the privacy provisions of the Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Act, to the extent adopted and implemented by the various state legislatures and insurance regulators, including through the California Financial Information Privacy Act. Pursuant to these laws and regulations, among other things, an insurance carrier or producer must disclose its privacy policies to all of its applicants and policyholders and must also provide either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties.
We are also subject to the CCPA, which took effect on January 1, 2020, and its implementing regulations which took effect in August 2020. The CCPA and related regulations give California residents the right to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA exempts certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of these exemptions. In addition, on November 3, 2020, Californians approved Proposition 24, a ballot measure that created the California Privacy Rights Act ("CPRA"). As of January 1, 2023, the CPRA will add new obligations on Metromile Insurance Company’s use, protection, and disclosures regarding personal information. We are not currently able to predict with precision what impact these laws and regulations might have on our business.
Cybersecurity
Under the Gramm-Leach-Bliley Act, insurance companies and producers must also establish a program of administrative, technical, and physical safeguards designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of customer information, and protect against unauthorized access to or use of customer information that could result in substantial harm or inconvenience to the customers.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider and adopt new cybersecurity regulations. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Delaware, Indiana, South Carolina and Virginia, have adopted versions of the Insurance Data Security Model Law, each with a different effective date and some substantive differences. In addition, certain other states, including New York, have adopted their own cybersecurity laws with material differences from the NAIC Model Law. The CCPA also indirectly requires businesses to implement and maintain reasonable security procedures and practices appropriate to the nature of the personal information processed. Metromile Insurance Company takes steps to comply with financial industry cybersecurity regulations and believes it complies in all material respects with their requirements. Its board of directors oversees cybersecurity risk management and delegates oversight of its information security program to executive officers and a chief information security officer, who is responsible for the day-to-day management of our information security program and provides updates to the audit committee of the board of directors at each of its meetings. Metromile Insurance Company’s incident response team reports material information security incidents to executive officers, who in turn report them to the Board.
Federal Regulation
The regulation of insurance companies is principally a matter of state law, and the federal government does not directly regulate the transaction of insurance. However, federal statutes, regulations, and other initiatives do have an impact on the insurance industry. In particular, the Federal Insurance Office ("FIO") was established within the U.S. Department of the Treasury (“Treasury”) by the Dodd-Frank Act in July 2010 to monitor and coordinate the regulation of the insurance industry across the United States.

Although the FIO has limited direct regulatory authority over insurance companies or other insurance industry participants, it does represent the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (“IAIS”). In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the secretary of the Treasury with administration of the Terrorism Risk Insurance Program, monitors trends in the insurance industry, and advises the secretary of the Treasury on important national and international insurance matters. The FIO has the ability to make a recommendation to the Financial Stability Oversight Council to designate an insurer as “systemically significant,” subjecting the insurer to regulation by the Federal Reserve as a bank holding company, which could lead to higher capital requirements.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws, false advertising laws, anti-money laundering laws, the FCRA, and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”). OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
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
Risks Relating to Our Business Due to the Pending Acquisition of Metromile by Lemonade
On November 8, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”), by and among Metromile, Lemonade, Inc. (“Lemonade”), and two subsidiaries of Lemonade, pursuant to which, upon completion of the two mergers contemplated by the merger agreement, Lemonade will acquire Metromile and Metromile will become a wholly-owned subsidiary of Lemonade.
The announcement and pendency of the mergers may result in disruptions to our business.
The merger agreement generally requires us to operate our business in the ordinary course pending completion of the mergers and restricts us from taking certain specified actions without Lemonade’s consent until the mergers are completed or the merger agreement is terminated. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
Further, in connection with the mergers, our current and prospective employees may experience uncertainty about their future roles with us following the consummation of the mergers, which may materially adversely affect our ability to attract, motivate and retain key personnel.
The pendency of the mergers could also result in disruptions to our business relationships with customers, suppliers and other business partners, which could have an adverse impact on our revenues, cash flows and results of operations. Parties with which we have business relationships may choose to delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us while the mergers are pending. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with other parties.
The pursuit of the mergers may place a significant burden on our management and internal resources, and will divert management’s time and attention from our day-to-day operations and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the mergers, and many of these fees and costs are payable regardless of whether or not the mergers are consummated.
Any of the foregoing could adversely affect our business, financial condition, and results of operations.

The mergers may not be completed within the intended timeframe, or at all, and the failure to complete the mergers could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the mergers will be completed in the intended timeframe, or at all. The merger agreement contains a number of conditions that must be satisfied or waived prior to the completion of the mergers, including, among others, applicable regulatory approvals and consents. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied. Even if all required approvals are obtained and all closing conditions are satisfied, we can provide no assurance as to the terms, conditions, and timing of such approvals or that the mergers will be completed in a timely manner or at all. Many of the conditions to completion of the mergers are outside of our control, and we cannot predict when or if these conditions will be satisfied. Even if regulatory approval is obtained, it is possible that conditions will be imposed that could result in a material delay in, or the abandonment of, the mergers or otherwise have an adverse effect on us.
If the mergers are not completed within the intended timeframe or at all, we may be subject to several material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the business combination will be completed. In addition, some costs related to the mergers must be paid whether or not the mergers are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the mergers. In addition, the mergers have resulted in the diversion of management’s attention and other resources, for which we will have received little or no benefit if the mergers are not completed. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees related to the mergers.
Risks Relating to the Ongoing Business
The following risks are risks facing our business assuming that we continue as a stand-alone business, i.e. assuming the business were to continue without the acquisition by Lemonade (other than the risk factor relating to net operating losses).
Risks Related to Financial Performance and Capital Requirements
We have a history of net losses and could continue to incur substantial net losses in the future.
We have incurred recurring losses on an annual basis since our incorporation in 2011. We incurred net losses of $216.5 million and $120.1 million the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $583.0 million as of December 31, 2021.
The principal driver of our losses to date is our insured losses paid associated with accidents and other insured events by our customers. Establishing adequate premium rates is necessary to generate sufficient revenue to offset losses, LAE and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and profitability. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. Such expenses may occur in the areas of telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of business not presently offered by us. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed.
In addition, we will incur additional expenses to support growth. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for services and success of current or potential future competitors. As a result, we may not achieve or maintain profitability in future periods.
We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. Many factors will affect our capital needs as well as their amount and timing, including growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through financings or curtail our growth. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to it on favorable terms, or at all.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issues could have rights, preferences and privileges superior to those of holders of our common stock. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances were deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers submit biographical affidavits which may deter funds from investing in us. Moreover, any debt financing, in addition to our outstanding credit facilities, that we secures in the future could subject it to restrictive covenants relating to our capital raising activities, our ability to make certain types of investments or payments, and other financial and operational matters, which may increase the difficulty to obtain additional capital or to pursue business opportunities, including new product offerings and potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support business growth and to respond to business challenges could be impaired, and our business, revenue, results of operations and financial condition may be materially harmed.
Further, we are restricted by covenants in our credit agreements. These covenants restrict, among other things, the ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds.
Risks Related to General Business Operations
We may lose existing customers or fail to acquire new customers.
We believe that growth of the business and revenue depend upon our ability to continue to grow our business in the geographic markets that we currently serve by retaining existing customers and adding new customers in our current as well as new geographic markets. Expanding into new geographic markets takes time, requires that we navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while loss performance has improved over time as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow the business may also be adversely affected. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability.
While a key part of our business strategy is to retain and add customers in our existing markets and into our current product offerings, we also intend to expand operations into new markets and new product offerings. In doing so, we may incur losses or otherwise fail to enter new markets or offer new products successfully. Our expansion into new markets and product offerings may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.
There are many factors that could negatively affect our ability to grow our customer base, including if:
•    we lose customers to new market entrants and/or existing competitors;
•    we do not obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•    we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other current and emerging online sources for generating traffic to our website and our mobile app;
•    our digital platform experiences disruptions;
•    we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
•    we fail to expand geographically;
•    we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in the industry;
•    customers have difficulty installing, updating or otherwise accessing our app or website on mobile devices or web browsers as a result of actions by it or third parties;

•    customers prefer less technological solutions or are unable or unwilling to adopt or embrace new technology;
•    the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods;
•    technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or
•    we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.
The inability to overcome these challenges could impair our ability to attract new customers and retain existing customers, and could have a material adverse effect on our business, operating results and financial condition.
The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be impacted by the effects of the COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place” (“SIPs”) and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. Beginning in the second quarter of 2020, our business was favorably impacted by the SIPs as our customers drove less. While our premiums collected declined due to per-mile billing, we had a corresponding material decline in incurred losses. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requiring deferral of insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. The COVID-19 pandemic has caused, and is continuing to cause, significant disruption to the global economy. If the COVID-19 pandemic continues to spread or re-emerges, economic slowdown of a potentially extended duration, as well as a global recession, may occur. This could result in an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. It is also possible that working from home or other remote work arrangements adopted during the SIPs become permanent on a widespread basis, thereby resulting in further reduction in premiums collected due to per-mile billing, or a permanent reduced need for auto insurance. Furthermore, due to COVID-19’s negative impact on driving, regulators in many states continue to mandate or request that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure due to the virus. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in several states in which we operate or into which we plan to expand have, in the past, placed a mandatory moratorium on non-pay cancellations and could revive, add to, extend, or expand the scope of such moratoriums, providing consumers grace periods ranging from 60 days to indefinite (based on the term of emergency orders) in duration, during which premium did not need to be paid in a timely fashion. These moratoriums resulted in an increase of premium write-offs. Premium write-offs have been immaterial to date, but could be significant in the future. Although there were still several states with bulletins effective after December 31, 2020, our process of removing all moratorium and non-payment cancellation was completed in mid-2021. Depending on the unpredictable nature of the pandemic and SIPs such moratoriums could be revived, added to, or extended. These mandates and similar regulations or suggestions could negatively impact our ability to charge or increase premiums to adequately cover losses and could result in continued increased premium write-offs. Though we continue to monitor the COVID-19 pandemic closely, including the speed with which it continues to develop, the global breadth of our spread, the range of governmental and community reactions thereto, the extent to which people become vaccinated and the emergence of new variants, such as the delta and omicron variants, there is considerable uncertainty around its duration and ultimate impact. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise of which we are not currently aware, any of which could have a material effect on us. In addition, if additional variants of COVID-19 emerge, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.
Our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive.
Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies as well as up-and-coming companies. Several of these established national insurance companies are larger than us and have significant competitive advantages, including better name recognition, strong financial ratings, greater resources, easier access to capital, and offer more types of insurance than we do, such as homeowners and renters, which are often bundled together to help attract and retain customers. Our business model and technology are also still nascent compared to the established business models of the well-established incumbents in the insurance market. In addition, the insurance industry consistently attracts well-capitalized new entrants to the market. Our future growth will depend in large part on our ability to grow our insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer customers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, we may in the future expand into new lines of business and offer additional products beyond automobile insurance, and as we do so, we could face intense competition from traditional insurance companies that are already established in such markets. These new insurance products could take months to be approved by regulatory authorities or may not be approved at all. We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within the industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition.
Our expansion within the United States will subject us to additional costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We are currently licensed in the District of Columbia and 49 states of the United States, with licenses active in 46 states and the District of Columbia, and write business in eight of those states. We plan to have a presence in almost all states in the future but cannot guarantee that we will be able to provide nationwide coverage on a specific timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit the ability to obtain or maintain our license in such states. As we seek to expand in the United States, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:
•    barriers to obtaining the required government approvals, licenses or other authorizations;
•    failures in identifying and entering into joint ventures with strategic partners, both domestically and internationally, or entering into joint ventures that do not produce the desired results;
•    challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax, claims handling, and local regulatory restrictions;
•    difficulty in recruiting and retaining licensed, talented and capable employees;
•    competition from local incumbents that already own market share, better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•    differing demand dynamics, which may make our product offerings less successful; or
•    currency exchange restrictions or costs and exchange rate fluctuations, or significant increases to import tariffs.
Expansion into new markets in the United States will also require additional investments both in marketing and with respect to securing applicable regulatory approvals. These incremental costs may result from hiring additional personnel, from engaging third-party service providers and from incurring other research and development costs. If we invest substantial time and resources to expand operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected. If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.
Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.
Many of our competitors have brands that are well-recognized. As a relatively new entrant into the insurance market, we have spent, and we expect will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and the efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), compliance with applicable laws, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.
We may not continue to grow at historical rates or achieve or maintain profitability in the future.
Our limited operating history may make it difficult to evaluate our current business and future prospects. While revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. As we grow the business, we expect revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for service, increasing competition, a decrease in the growth of our overall market, and failure to capitalize on growth opportunities or the maturation of the business. We have incurred net losses on an annual basis since inception, and may incur significant losses in the future for a number of reasons, including insufficient growth in the number of customers, a failure to retain our existing customers, and increasing competition, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, as a result of which we may not be able to achieve or maintain profitability.
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
We depend on our senior management, including Dan Preston, our Chief Executive Officer, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of the COVID-19 pandemic, we may not be able to successfully manage our business, meet competitive challenges or achieve growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
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
The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of customer insurance claims when severe weather conditions occur. The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Given our current state mix and performance of our book, we do not currently carry event reinsurance coverage for severe weather events. In addition, reinsurance placed in the market also carries some counterparty credit risk.
Climate change may affect the occurrence of certain natural events, such as: an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of insurance, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, brand and prospects.
Under the terms of our policies, we are required to accurately and timely evaluate and pay claims. Our ability to do so depends on a number of factors, including the efficacy of our claims processing, the training and experience of our claims adjusters, including third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions. We believe that the speed at which our technology-based claims processing platform allows us to process and pay claims is a differentiating factor for our business relative to our competitors, and an increase in the average time to process claims could lead to customer dissatisfaction and undermine our reputation and position in the insurance marketplace. If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow the business while maintaining high levels of customer satisfaction could be compromised which, in turn, could adversely affect our operating margins. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, brand and prospects.
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
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise premiums. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to fewer customers and lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price policies, we must:
•    collect and properly analyze a substantial volume of data from our customers;
•    develop, test and apply appropriate actuarial projections and rating formulas;
•    review and evaluate competitive product offerings and pricing dynamics;
•    closely monitor and timely recognize changes in trends;
•    project both frequency and severity of our customers’ losses with reasonable accuracy; and
•    in many states obtain regulatory approval for these processes and the resulting rates.
There are no assurances that we will have success in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including:
•    insufficient or unreliable data;
•    incorrect or incomplete analysis of available data;
•    uncertainties generally inherent in estimates and assumptions;
•    our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•    incorrect or incomplete analysis of the competitive environment;
•    regulatory constraints on rate increases or the use of certain types of data; and
•    failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses, as well as unanticipated court decisions, legislation or regulatory action.
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
From time to time, we are subject to allegations, and may be party to litigation and legal proceedings relating to our business operations. Litigation and other proceedings may include complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. We expect that as our market share increases, competitors may pursue litigation to require it to change our business practices or offerings and limit our ability to compete effectively.
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
The utilization of our net operating loss carryforwards may be limited.
As of December 31, 2021, we had gross U.S. federal income tax net operating losses (“NOLs”), of approximately $475 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise. Of the NOLs, $142 million of losses will begin to expire in 2031 through 2041 and $334 million of losses can be carried forward indefinitely.
As a result of the mergers, Lemonade generally will succeed to our NOLs, but Lemonade may be unable to fully use such NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we will experience an ownership change as a result of the mergers. In addition, Lemonade may experience an ownership change in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control. Future regulatory changes could also limit the ability to utilize its NOLs. To the extent our NOLs are not utilized to offset future taxable income, Lemonade’s net income and cash flows may be adversely affected. The Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For U.S. federal NOLs arising in tax years beginning after December 31, 2017, with certain exceptions, including for insurance companies that are not life insurance companies, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, U.S. federal NOLs arising in tax years beginning after December 31, 2017, with an exception for insurance companies that are not life insurance companies, can be carried forward indefinitely. For U.S. federal NOLs for insurance companies that are not life insurance companies subject to taxation under Part 2 of subchapter L of the Code, NOLs may be carried forward for 20 taxable years regardless of when they arise. The income of insurance companies that are not life insurance companies is generally not subject to a percentage limitation for offset by group NOLs. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact Lemonade’s ability to utilize the our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
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
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under one or more policies issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiary, Metromile Insurance Company, obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although its reinsurance counterparties are liable to it according to the terms of the reinsurance policies, it remains primarily liable to its policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of its regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor our obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. We are also subject to the risk that under applicable insurance laws and regulations we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to it under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available us it to the same extent and on the same terms and rates as is currently available, as such availability depends in part on factors outside of our control. A new contract may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from weather and seismic events (like hurricanes or earthquakes) or terrorist attacks or an increase in capital and surplus requirements, impact the availability and cost of the reinsurance it purchases. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in catastrophe exposure, reduce insurance underwritings, or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have a materially adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon business volume and profitability. Alternatively, we could elect to pay higher than anticipated rates for reinsurance coverage, which could have a material adverse effect upon profitability unless policy premium rates could also be raised, in most cases subject to approval by state regulators, to offset this additional cost.

Reinsurance subjects us to risks of reinsurers and may not be adequate to protect it against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition.
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in the reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.
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
We provide automobile insurance products through our website and online and mobile apps that compete with traditional offline counterparts. We do not offer insurance through traditional, offline brokers or agents. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
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
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.
Although INSU conducted due diligence on us in connection with the INSU SPAC transaction, this diligence may not have surfaced all material issues present in our business. Moreover, factors outside of our business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the INSU SPAC transaction contained an actionable material misstatement or material omission.
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
We base our estimates on the assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends and legislative and regulatory changes. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Investment Committee of Metromile’s Board of Directors (the “Board”). However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
We have ceased to be an “emerging growth company” and have incurred and will continue to incur significant additional costs and obligations as a public company.
Effective on December 31, 2021, we ceased to be an “emerging growth company” as defined in the JOBS Act and, as a result, we have incurred and expect to continue to incur additional legal, accounting and other compliance costs as a public company, which will reduce our ability to operate profitably. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could result in material misstatements in our financial statements, and adversely affect our business.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our ability to produce reliable financial reports could be harmed. Management has determined that our internal control over financial reporting was ineffective as of December 31, 2021 due to a material weakness in information technology general controls ("ITGCs"). For more information, see Item 9A within Part II of this Form 10-K. There is no assurance that we will be able to remediate and maintain effective internal controls over financial reporting. Any failure to maintain effective internal controls over financial reporting could adversely affect our ability to produce reliable financial reports.
We are taking steps to remediate the identified material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to our information technology change management policies. However, we cannot be certain that such measures will remediate the identified material weakness or that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

Any such failure could negatively affect the market price of our common stock, cause investors to lose confidence in our reported financial information, subject us to litigation or investigation by the SEC or other regulatory authorities and generally materially adversely impact the business and results of operations. Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion over the effectiveness of internal control over financial reporting as of the date reported, there is a risk that our internal controls will prove ineffective and significant deficiencies or material weaknesses in internal controls may occur in the future.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject it to significant liabilities.
Technology and Security Risks
We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict the collection or use of this data, our business could be harmed.
We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against a protected class of people, regulators could move to prohibit or restrict our collection or use of this data. In addition, if legislation were to restrict our ability to collect driving behavior data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings. Due to Proposition 103 in California, our largest market, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This could hinder our ability to accurately assess the risks that we underwrite in other states if they were to pass similar laws or regulations. In three other states where we currently operate, we do not use behavioral telematics data because it is either (a) permitted, but we opted out given uncertainty regarding the impact such data would have on pricing, or (b) it is voluntary (meaning the policyholder has to opt in). As we aim to be a fully national provider of insurance across 49 states and the District of Columbia in the future, we will need to comply with the rules and regulations of each market. At this time, we do not know which of our target markets prohibit, permit with conditions, or fully permit the use of behavioral telematics to set premiums, and if permitted, if this will be of benefit to us in pricing. While we are currently in discussions with regulators to allow the use of telematics to a greater extent to underwrite and price insurance policies, we cannot predict the outcome of these discussions, and there can be no assurance that state regulators will revise regulations accordingly, if at all, nor that current permissive states will further restrict the use of such data.
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
Some state regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage the use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
In addition, the National Association of Insurance Commissioners (“NAIC”), announced on July 23, 2020 the formation of a new Race and Insurance Special Committee (the “Special Committee”). The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that it currently uses or plans to use in the future to underwrite insurance could negatively impact our business.
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
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationship with them deteriorates or terminates, or due to other factors beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.
Our success depends on our ability to attract consumers to our website and mobile app and convert them into customers in a rapid and cost-effective manner. We depend in large part on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and its mobile app, which are material sources for new consumers.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates their relationship with us, expenses could rise if we are required to pay a higher price for such listings or if the alternatives we find are more expensive, or we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, results of operations and financial condition. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites, as a result of which we might attract fewer new customers.
Our ability to maintain or increase the number of consumers who purchase our products after being directed to our website or mobile app from other digital platforms depends on many factors that are not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and mobile app were to modify its general methodology for how it displays its advertisements or keyword search results, resulting in fewer consumers clicking through to our website and mobile app, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (“DASHBOARD”) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance law and regulations.
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
We are subject to the terms of service and policies governing the operating system platforms on which its mobile app runs and the application stores through which we distribute our mobile app, such as those operated by Apple and Google. These terms of service and policies govern the distribution, operation and promotion of applications on such platforms and stores. These platforms and stores have broad discretion to change and interpret their terms of service and policies in a manner that may adversely affect our business. For example, an operating system platform or application store may increase fees associated with access to it, restrict the collection of data through mobile apps that run on those platforms, restrict how that data is used and shared, and limit how mobile app publishers advertise online.
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
Furthermore, one of the factors we use to evaluate customer satisfaction and market position is our Apple App Store ratings. This rating, however, may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews of some of the companies we benchmark against, and thus our number of positive reviews may not be as meaningful.
Our technology platform may not operate properly or as we expect it to operate.
We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, our continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select customers, bill customers, price insurance products or incorrectly pay or deny insurance claims made by customers. These errors could result in inadequate insurance premiums paid relative to claims made, resulting in increased financial losses. These errors could also cause customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies with it or make it less likely that prospective customers obtain new insurance policies from it. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject it to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.
We depend on one third-party technology provider to support our telematics data acquisition and rely on one third-party logistic provider to fulfill telematics hardware requests.
We utilize telematics technology to gather data that we use to underwrite insurance policies, bill customers, and manage claims and customer service. Our telematics hardware is designed and manufactured, and telematics data services are provided to us by a third party. This company may fail to provide us accurate or complete data due to technical or operating failures, their hardware may have errors that inaccurately collect or represent driver behavior, car location, or other sensor data, or they may stop offering their services to us. If we are delivered inaccurate or no data due to these failures, we may overpay claims, underbill customers, or create customer dissatisfaction that causes customers to cancel their insurance policies with us. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.
Additionally, our telematics technology hardware is currently sourced from a single vendor. If there is a shortage of one or more key components in their supply chain, the vendor ceases to exist, terminates their existing relationship with us, or otherwise, this could cause a significant disruption to our operations and ability to collect data from existing customers, acquire new customers, and may have a material adverse effect on our results of operations. If telematics hardware cannot be easily sourced from a different supplier and/or significant expense is required to transition to another provider, we may be subject to considerable premium loss. Additionally, we may experience difficulties associated with utilizing a third-party logistics provider. All our physical inventory management process, as well as the shipping and receiving of our inventory, is performed by one third-party logistics provider. There is a possibility that the third-party logistics provider will not perform as expected and we could experience delays in our ability to ship, receive, and process telematics hardware inventory in a timely manner. As with our sole supplier, we could experience an interruption in our operations if the relationship with this company is compromised in any way. If we are unable to have our telematics hardware shipped in a timely manner, we may suffer reputational harm, and loss of premium revenue.
Security incidents, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload its servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app shutdowns.
Operating our business and products involves the collection, storage, use and transmission of sensitive, proprietary and confidential information, including personal information, pertaining to our current, prospective and past customers, staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. For example, attempts to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access its systems and the information in them have increased and could be successful. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents have in the past resulted in unauthorized access to certain personal information, and may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time.
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
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of us and our customers’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.
A security breach or other security incident of our systems, data, website or app has occurred in the past, and may occur in the future. For example, in January 2021, we discovered a security incident related to our online pre-filled quote form and application process, which resulted in unknown person(s) accessing personal information of certain individuals, including individuals’ driver’s license numbers. An actual security breach or incident, a material vulnerability, or the perception that one has occurred or exists, could: result in a loss of customer confidence in the security of our platform and damage to our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident, and prevent recurrence and comply with any breach notification obligations; and subject us to litigation (including class actions), regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations.
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
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of its right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms or prices. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.
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
Government Regulatory Risks
Regulatory changes may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
Our future success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing laws, their interpretation or implementation, or new laws could impede the use of this technology, or require that we disclose our proprietary technology to competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, and financial condition. For example, the November 2020 ballot measure in California, which was formally adopted, will enact the CPRA, which mandates issuance of regulations providing California residents with the right to information about the logic of certain algorithmic decisions about them and the right to opt-out of such decisions. Such regulations, and similar laws that could be enacted in other states, could require disclosure of our proprietary technology, limit the effectiveness of our products and reduce demand for them.
New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers, insurance regulators, and advisory groups such as the NAIC are focusing upon the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
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
We rely on our mobile application to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services, and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by it to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase the costs of doing business and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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
We are subject to extensive laws by the individual state insurance departments in the states in which we transact business. These laws are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, delays in implementing desired rate increases or business operations, and additional limits on our ability to grow or to achieve targeted profitability. Laws to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•    prior approval of transactions resulting in a change of control;
•    approval of policy forms and premiums;
•    approval of intercompany service agreements;
•    statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain pursuant to applicable laws and the CMA entered into as required by the Delaware Department of Insurance described above;
•    establishing minimum reserves that insurance carriers must hold to pay projected insurance claims;
•    required participation by our regulated insurance subsidiary in state guaranty funds;
•    restrictions on the type and concentration of our regulated insurance subsidiary’s investments;
•    restrictions on the advertising and marketing of insurance;
•    restrictions on the adjustment and settlement of insurance claims;
•    restrictions on the use of rebates to induce a policyholder to purchase insurance;
•    restrictions on the sale, solicitation and negotiation of insurance;
•    restrictions on the sharing of insurance commissions and payment of referral fees;
•    prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;
•    restrictions on our ability to use telematics to underwrite and price insurance policies, such as in California, our largest market, and other states in which we operate or may operate in the future;
•    restrictions on the ability of our regulated insurance subsidiary to pay dividends to us or enter into certain related party transactions without prior regulatory approval;
•    rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•    privacy regulation and data security;
•    state-mandated premium rebates, refunds, or reductions as a result of potentially lower risk exposure due to the COVID-19 pandemic and related emergency orders;
•    regulation of corporate governance and risk management; and
•    periodic examinations of operations, finances, market conduct and claims practices; and required periodic financial reporting.
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
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid rate of growth, we are vulnerable to regulators identifying errors in the policy forms it uses, the rates we charge, with respect to our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
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
From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require it to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. In particular due to the COVID-19 pandemic, state regulators and legislators are under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.
In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to discontinue writing some or all of our business or to withdraw from one or more lines of insurance, except pursuant to a plan that is approved by the state insurance department. Additionally, as addressed above, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.
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
We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to it or limit our ability to operate.
Intellectual Property Risks
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our trade secrets, trademarks, copyrights, patents, and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with which we have relationships, as well as trademark, trade dress, domain name, copyright, patent, and trade secret laws, to protect our brand and other intellectual property rights. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective in all cases. For example, governmental entities that grant intellectual property rights may deny our applications for such rights despite our best efforts.
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
In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. To protect our proprietary information and technology, we rely in part on agreements with employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. In some cases, these agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to Our competitors, which could cause us to lose a competitive advantage resulting from this intellectual property. However, our employees, independent contractors or other third parties with which we do business may nonetheless use intellectual property owned by others in their work for it, and disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require it to disclose certain proprietary information or technology, such as our proprietary algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations and competitive position.
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
We currently hold various domain names relating to our brand, including Metromile.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. For example, infringement of patent rights related to internal software processes may be difficult to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or asserting that we infringe third-party intellectual property rights. The unauthorized copying or use of our proprietary technology, as well as any costly litigation or diversion of management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any failure to protect our intellectual property could adversely impact our business, results of operations and financial condition. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enters into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with third-party providers and strategic partners, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against it, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available, or if available, may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to our intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.
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
We compete in a market where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against it. From time to time, third parties holding such intellectual property rights, including leading companies, competitors, patent holding companies and/or non-practicing entities, may assert patent, copyright, trademark or other intellectual property claims against us.
Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against it with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in it being unable to use certain intellectual property. We cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights.
Any intellectual property litigation to which we become a party may require us to do one or more of the following:
•    cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•    make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;
•    obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or

•    redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Any of these events or any adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.
Enterprise Business Risks
Our enterprise software business unit has limited operating history, which makes it difficult to forecast operating results from the business unit, and we may not achieve the expected operating results in the future.
We established the enterprise software business unit in 2019 and signed our first customer in the year prior. Since then, we have seen a growth in revenue and deployments. However, as a result of its limited operating history, our ability to forecast future operating results from this business unit, including revenues, cash flows and profitability, is limited and subject to many uncertainties. The historical revenue growth in this business unit should not be considered indicative of its future performance.
Furthermore, the enterprise business unit’s revenue and customer growth could slow or decline for a number of reasons, including slowing demand for its products, increased competition, changes to technology, a decrease in growth in the overall market, or its failure, for any reason, to continue to take advantage of growth opportunities. Moreover, we have encountered and will continue to encounter a number of risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in its market, or if we do not address these risks successfully, the enterprise business unit’s operating and financial results could differ materially from our expectations and this business unit could suffer.
Our enterprise software business has relied on, and is expected to continue to rely on, orders from a relatively small number of customers for a substantial portion of its revenue, and the loss of any of these customers would significantly harm its operating and financial results.
Its revenue is dependent on orders from customers in the property and casualty (“P&C”) insurance industry, which may be adversely affected by economic, environmental, social, and geo-political conditions. We currently charge customers a license fee for its enterprise software that is proportional to the size of their business. This means we can expect to make more revenue from one large-sized customer (as measured by the size of the customer’s business) than from several small-sized customers (as measured by the size of their business). We currently rely on and expect to continue to rely on a relatively small number of large-sized customers to account for a majority of our revenue. As a result, if we fail to successfully sell our products and services to one or more of these large-sized customers in any particular period or fail to identify additional potential large-sized customers, or such customers purchase fewer of its products or services, defer or cancel purchase orders for any reason, fail to renew their license or subscription agreements or otherwise terminate their relationship with us for any reason, the results of operations and financial condition of the enterprise business unit would be significantly harmed.
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
The market in which the enterprise software business operates is highly competitive, and if we do not compete effectively, our business, our financial condition, and results of operations could be harmed.
The market in which the enterprise software business operates is rapidly evolving and highly competitive. As it continues to mature and evolve, existing competitors will continue to introduce new, innovative products, and new competitors will continue to enter, thereby further intensifying competition.
We face competition from a number of sources:
•    Large, well-established, P&C software providers that have been selling into the P&C industry for quite some time seeking to introduce new features or launch product(s) that mimic the functionality of some of our product(s);
•    Large, well-established, custom software development and professional services companies offering bespoke software that competes with some or all of our enterprise software products; and
•    New or emerging entrants seeking to develop competing technology products.

We compete based on a number of factors, including innovativeness of our products, demonstrable breadth of use cases, maturity of software, speed of deployment, total cost of ownership of our products, customer service and support, brand recognition of the core our business and ease of implementation. Some of our competitors have substantially greater customer relationships, and financial, technical and other resources than we do, and may be able to respond more effectively than us to new opportunities, technologies and customer needs. As a result, competition may negatively impact our ability to attract new customers or retain existing ones, or put downward pressure on our prices, any of which could materially harm our business, results of operations and financial condition.
Our enterprise software products expose us to liability associated with customer contracts and the use of their customers data.
Metromile Enterprise is a cloud-based subscription software solution provided to global P&C insurers. Through the deployment of this service, insurers may share or provide us with customer data or aggregated data that reveals personally identifying information about the insurers’ customers. This data exposes us to material liability if it is publicly disclosed, copied, or used in an inadvertent way that violates the terms of our contract with the enterprise business unit’s customers, or their terms of service with their customers, or state or national laws.
A significant portion of our future operating profit gains are expected to arise from the growth in the enterprise software revenue, which may not be realized.
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
General Business Risks
If our performance does not meet market expectations, the price of our securities may decline.
If our performance does not meet market expectations, the price of our common stock may decline from the price of our common stock prior to the Closing. The trading price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on our common stock and our common stock may trade at prices significantly below current trading prices.
Factors affecting the trading price of our common stock may include:
•    actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•    changes in the market’s expectations about us operating results;
•    our operating results failing to meet market expectations in a particular period;
•    changes in financial estimates and recommendations by securities analysts concerning us or the insurance industry and market in general;
•    operating and stock price performance of other companies that investors deem comparable to us;
•    changes in laws and regulations affecting our business;
•    changes in the interpretation or enforcement of statutes and regulations affecting our business;
•    commencement of, or involvement in, litigation involving us;
•    changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•    the volume of shares of our common stock available for public sale;
•    any significant change in our board or management;
•    sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the anticipation of sales or lock-up expirations; and

•    general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, the market, or our competitors. If no securities or industry analysts cover us, our stock price would likely be less than that which we would obtain if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover us, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to our own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risks described in these Risk Factors, factors that may contribute to the variability of our quarterly and annual results include:
•    our ability to attract new customers and retain existing customers, including in a cost-effective manner;
•    our ability to accurately forecast revenue and losses and appropriately plan our expenses;
•    our ability to develop and offer new products, including in a cost-effective manner;
•    the effects of changes in search engine placement and prominence;
•    the effects of increased competition on our business;
•    our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•    our ability to protect our existing intellectual property and to create new intellectual property;
•    our ability to maintain an adequate rate of growth and effectively manage that growth;
•    our ability to keep pace with technology changes in the insurance, mobile and automobile industries;
•    the success of our sales and marketing efforts;
•    costs associated with defending claims, including accident and coverage claims, intellectual property infringement claims, misclassifications and related judgments or settlements;

•    the impact of, and changes in, governmental or other regulation affecting our business;
•    the attraction and retention of qualified employees and key personnel;
•    our ability to choose and effectively manage third-party service providers;
•    our ability to identify and engage in joint ventures and strategic partnerships, both domestically and internationally;
•    the effects of natural or man-made catastrophic events;
•    the effectiveness of our internal controls; and
•    changes in our tax rates or exposure to additional tax liabilities.
The trading price of our common stock is volatile, and the market price of our securities may decline.
The trading price of our common stock has been, and may continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the trading price of our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•    actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•    changes in the market’s expectations about our operating results;
•    the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•    speculation in the press or investment community;
•    success of competitors;
•    our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•    changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•    operating and stock price performance of other companies that investors deem comparable to it;
•    our ability to market new and enhanced services on a timely basis;
•    changes in laws and regulations affecting our business;
•    commencement of, or involvement in, litigation involving us following the INSU SPAC transaction;
•    changes in our capital structure following the INSU SPAC transaction, such as future issuances of securities or the incurrence of additional debt;
•    the volume of securities available for public sale;
•    any major change in the Board or management;
•    sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;
•    the realization of any of the other risks described herein;
•    additions or departures of key personnel;
•    failure to comply with the requirements of Nasdaq;

•    failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;
•    actual, potential or perceived control, accounting or reporting problems;
•    changes in accounting principles, policies and guidelines; and
•    general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law: (a) any derivative claim or cause of action brought on our behalf; (b) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (c) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our Bylaws; (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our Bylaws; (e) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against it or any of our current or former directors, officers or other employees that is governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We have filed a registration statement to register for resale the shares issued in the private placement that closed concurrent with the INSU SPAC transaction, and certain other holders pursuant to a registration rights agreement. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock and Public Warrants.
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
ITEM 2.    PROPERTIES
Our corporate headquarters are located in San Francisco, CA, and consist of 26,164 square feet under a lease agreement that expires in April 2030. We maintain additional offices in Tempe, Arizona and Boston, Massachusetts. We lease all of our facilities and do not own any real property. All of the properties are used by one or both of our reporting segments, depending on the location. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities, some of which, to date, have related to fraudulent insurance claims made against us. For a discussion regarding Metromile's legal proceedings, see the information contained under “Litigation” in Note 12 - Leases, Commitments, and Contingencies of the Notes to Consolidated Financial Statements.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “MILE” and “MILEW,” respectively. Prior to the consummation of the Merger, our Common Stock, units and Public Warrants were listed on Nasdaq under the symbols “INAQ,” “INAQU” and “INAQW,” respectively. As of February 23, 2022, the latest practicable date, there were there were 96 holders of record of Metromile common stock and 4 holders of record of Metromile warrants. We currently do not intend to list the Placement Warrants offered hereby on any stock exchange or stock market.
Dividend Policy
We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2020, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Merger, our stockholders approved the Metromile, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) on February 9, 2021, which became effective immediately upon the Closing, and we assumed the Legacy Metromile options, which were issued under the MetroMile, Inc. 2011 Equity Incentive Plan, which was approved by its stockholders.
On June 3, 2021, we filed a registration statements on Form S-8 under the Securities Act to register the shares of Common Stock issued or issuable under the 2021 Plan and the assumed Legacy Metromile options.
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
ITEM 6.    [RESERVED]
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our definitive proxy statement (DEFM14A) filed on December 29, 2021.
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

The U.S. auto insurance market is massive, dominated by insurers stuck on legacy technology infrastructure who offer antiquated services. U.S. personal auto insurers write approximately $250 billion of premiums each year, with no carrier currently achieving more than 20% market share. We believe we are strategically positioned to succeed as industry incumbents struggle to meet the significant structural changes underway in an increasingly digital world. The advent of mobile phones has revolutionized modern mobility, while connected and autonomous technologies are drastically changing consumer relationships. As we scale and accumulate more data, we believe that we can deliver increasingly better service, pricing and experiences for customers across all stages of the policy lifecycle.
Additionally, with the per-mile insurance that Metromile provides, customers are incentivized to drive less and choose more environmentally friendly transportation methods. We found that after customers switch to per-mile insurance, they tend to decrease their overall miles driven. Not only does this equate to a lower bill, but also a significant reduction in carbon emissions.
Recent Developments
On November 8, 2021, we entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”), pursuant to which (i) Acquisition Sub I will merge with and into Metromile (the “First Merger” and the effective time of the First Merger, the “First Effective Time”), with Metromile continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as September 30, 2021. In accordance with the Agreement, at the First Effective Time, each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”). Although the applicable waiting period for the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired and we have received approval of the Proposed Transaction from our stockholders, the Proposed Transaction is conditioned on certain additional customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second quarter of 2022.
For additional information related to the Proposed Transaction, please see Note 1, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K and our Current Report on Form 8-K filed with the SEC on November 9, 2021 as well as the proxy statement/prospectus filed with the SEC on December 29, 2021.
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
Total revenue increased from $35.1 million for the year ended December 31, 2020 to $104.9 million for the year ended December 31, 2021. Our gross profit/(loss), defined as total revenue as adjusted for losses and LAE, policy servicing expense and other and amortization of capitalized software, and which is impacted by our reinsurance arrangements, increased from $(14.1) million for the year ended December 31, 2020 to $(15.2) million for the year ended December 31, 2021. Our accident period contribution profit/(loss), a non-GAAP financial measure that excludes from gross profit/(loss) the results of prior period development on loss and LAE, decreased from $18.4 million for the year ended December 31, 2020 to $(3.5) million for the year ended December 31, 2021, largely due to an increase in losses, despite an increase in direct written and earned premium for both periods. Accident period refers to the period in which the loss occurs, and estimates are made to determine the ultimate expected cost of that loss. These estimates are reassessed each subsequent period, and the movement from the initial estimate of that accident period is known as prior period development. We view accident period contribution margin as the most relevant metric of current product profitability and use accident period contribution margin to consistently evaluate the variable contribution to our business from insurance operations from period to period based on the most current product profitability. Contribution profit/(loss), a non-GAAP financial measure that includes the results of prior period development accident period contribution profit/(loss), decreased from $11.9 million for the year ended December 31, 2020 to $(5.6) million for the year ended December 31, 2021 largely due to unfavorable prior period loss development. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident period contribution profit/(loss) and contribution profit/(loss)and a reconciliation to the most comparable GAAP measure.
Reinsurance
We review our need to obtain reinsurance to help manage our exposure to property and casualty insurance risks.
The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. In addition, under the reinsurance agreements from various years, LAE was ceded at a fixed rate ranging from 3% to 6% of ceded earned premium. In the first half of 2021, we commuted all of our reinsurance. We did not enter into new reinsurance agreements for the remainder of 2021. As management continuously monitors and seeks to maintain adequate capital levels at the insurance company level, a reinsurance agreement was entered into and effective January 01, 2022 with Swiss Reinsurance America Corporation. On a prospective basis, under the terms of the transaction, 25% of the Company's gross written premiums, losses, and LAE related to its business is ceded to the reinsurer through June 30, 2023. For more information, please see Note 22, Subsequent Events to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K
As we change our reinsurance arrangements, whereby the terms and structures may vary widely, our prior results, impacted by reinsurance, may not be a good indicator of future performance, including the fluctuations experienced in gross profit. Thus, we use accident period contribution profit/(loss) and contribution profit/(loss) as key measures of our performance.
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
The following table presents these metrics as of and for the periods presented:

	Years Ended December 31,
	2021	2020
	($ in millions, except for Direct Earned Premium per Policy)
Policies in Force (end of period)	98,416	92,635
Direct Earned Premium per Policy (annualized)	$1,166	$1,092
Direct Written Premium	$110.7	$100.6
Direct Earned Premium	$111.1	$99.7
Gross Profit/(Loss)	$(15.2)	$(14.1)
Gross Margin	(14.5)%	(40.3)%
Accident Period Contribution Profit/(Loss)	$(3.5)	$18.4
Accident Period Contribution Margin	(3.1)%	18.1%
Contribution Profit/(Loss)	$(5.6)	$11.9
Contribution Margin	(5.0)%	11.8%
Direct Loss Ratio	78.4%	57.7%
Direct LAE Ratio	14.0%	17.7%
Accident Period Loss Ratio	75.1%	57.4%
Accident Period LAE Ratio	15.3%	11.5%
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
For the year ended December 31, 2021, we generated $111.1 million in direct earned premium, an increase of $11.4 million or 11%, as compared to $99.7 million for the year ended December 31, 2020. This increase was partially due to a year-over-year increase in direct earned premium per policy, which is a reflection of miles driven. Based on internal data, average daily miles driven increased by 19% from 2020 to 2021. We believe that the potential long-term impacts of COVID-19, as more companies embrace work from home policies, represent an opportunity for us to increase our customer base as drivers continue to look for value-driven insurance solutions that provide the same or a better quality product that aligns to their own driving behaviors.
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
Components of Our Results of Operations
Revenue
Revenues are generated primarily from the sale of our pay-per-mile auto insurance policies within the United States, revenue related to policy acquisition costs recovered as part of the reinsurance arrangement, and through sales of our proprietary AI claims platform. Revenue excludes premiums ceded to reinsurers (see the section entitled “— Reinsurance” for further information).
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
Investment Income
Investment income represents interest earned from our fixed maturity and short-term investments less investment expenses and is recorded as the income is earned. Investment income is directly correlated with the size of our investment portfolio and with the market level of interest rates. In the near future, we do not intend to pursue an aggressive investment strategy and therefore do not expect an increase in investment income. However, we intend to complement our underwriting results with investment profits on an opportunistic basis.

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
Losses and LAE
Our losses and LAE consist of the net cost to settle claims covered by the policies we issued. Losses consist of claims paid, case reserves, as well as claims incurred but not reported, net of estimated recoveries from salvage and subrogation. LAE consists of costs borne at the time of investigating and settling a claim. Losses and LAE represents management’s best estimate of the ultimate net cost of all reported and unreported losses occurred through the balance sheet date. Estimates are made using individual case-basis valuations and statistical analyses and are continually reviewed and adjusted as necessary as experience develops or new information becomes known. These reserves are established to cover the ultimate cost to settle insured losses.
Both losses and LAE are net of amounts ceded to reinsurers. We evaluate whether to enter into reinsurance contracts to protect our business from losses due to concentration of risk and to manage our operating leverage ratios, as well as to provide additional capacity for growth. Our reinsurance contracts have historically consisted of quota-share reinsurance agreements with our reinsurance partners under which risks are covered on a pro-rata basis for all policies underwritten by us. All reinsurance has been commuted as of December 31, 2021 (see the section entitled “— Reinsurance” for further discussion). As of January 1, 2022, the Company entered into a new reinsurance agreement. For additional information, see Note 22, Subsequent Events to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Losses and LAE are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Losses and LAE may be paid out over a period of years. Various other expenses incurred during claims processing are allocated to LAE. These amounts include claims adjusters’ salaries and benefits, employee retirement plan related expenses and stock-based compensation expenses (Personnel Costs); software expenses; and overhead allocated based on headcount (Overhead).
Policy Servicing Expense and Other
Policy servicing expense and other includes personnel costs related to our technical operations and customer experience teams, data transmission costs, credit card and payment processing expenses, premium taxes, and amortization of telematics devices. Policy servicing expense and other is expensed as incurred.
Sales, Marketing and Other Acquisition Costs
Sales, marketing, and other acquisition costs includes spend related to advertising, branding, public relations, third-party marketing, consumer insights, reinsurance ceding commissions, and expense recognized due to return of onboarding allowance as part of reinsurance commutations. These expenses also include related personnel costs and overhead. We incur sales, marketing and other acquisition costs for all product offerings including our newly introduced software as a service (“SaaS”) platform which provides access to our developed technology under SaaS arrangements, along with professional services to third-party customers (“Enterprise business solutions”). Sales, marketing and other acquisition costs are expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. We plan to continue investing in marketing to attract and acquire new customers and increase our brand awareness. We expect that sales and marketing expenses will vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales, marketing and other acquisition costs will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
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
We expect to incur incremental operating expenses to support our operational growth and enhancements to support our reporting and planning functions.
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

Results of Operations
Comparison of the years ended December 31, 2021 and December 31, 2020:
The following table presents our consolidated statement of operations for the years ended December 31, 2021 and 2020, and the dollar and percentage change between the two periods:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue
Premiums earned, net	$75,601	$12,464	$63,137	507%
Investment income	117	523	(406)	(78)%
Other revenue	29,179	22,077	7,102	32%
Total revenue	104,897	35,064	69,833	199%
Costs and expenses
Losses and loss adjustment expenses	88,467	21,208	67,259	317%
Policy servicing expense and other	20,304	16,813	3,491	21%
Sales, marketing and other acquisition costs	102,989	5,483	97,506	1778%
Research and development	16,027	8,211	7,816	95%
Amortization of capitalized software	11,306	11,188	118	1%
Other operating expenses	63,510	16,981	46,529	274%
Total costs and expenses	302,603	79,884	222,719	279%
Loss from operations	(197,706)	(44,820)	(152,886)	341%
Other expense
Interest expense	15,974	6,067	9,907	163%
Impairment on digital assets	183	—	183	NM
Increase in fair value of stock warrant liability	2,596	69,294	(66,698)	(96)%
Total other expense	18,753	75,361	(56,608)	(75)%
Net loss before taxes	(216,459)	(120,181)	(96,278)	80%
Income tax benefit	—	(84)	84	(100)%
Net loss after taxes	$(216,459)	$(120,097)	$(96,362)	80%
Revenue
Premiums Earned, net
Net premiums earned increased $63.1 million, or 507%, from $12.5 million for the year ended December 31, 2020 to $75.6 million for the year ended December 31, 2021, which was primarily attributable to a $51.7 million decrease in premiums ceded to our reinsurance partners, and a $11.4 million increase in direct earned premium. The decrease of $51.7 million in premiums ceded to our reinsurance partners was driven largely by reinsurance commutation. Direct earned premium increased by $11.4 million from $99.7 million for the year ended December 31, 2020 to $111.1 million for the year ended December 31, 2021. The increase in direct earned premiums was primarily attributable to an increase in policies in force during the year ended December 31, 2021 as well as increase in miles driven during the same period due, in part, to COVID-19 shelter-in-place restrictions in the comparative period, which generally began in March 2020. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.
Investment Income
Investment income decreased $0.4 million, or 78%, from $0.5 million for the year ended December 31, 2020 to $0.1 million for the year ended December 31, 2021. The decrease was primarily due to lower interest rates, partially offset by a higher average level of fixed maturity investments.
Other Revenue
Other revenue increased $7.1 million, or 32%, from $22.1 million for the year ended December 31, 2020 to $29.2 million for the year ended December 31, 2021. The increase was primarily attributable to a $19.4 million gain recognized on reinsurance commutation settlement in the first half of 2021, partially offset by a $11.2 million decrease in revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program and reinsurance profit commission. A substantial portion of Enterprise business solutions revenue was from one customer who was an investor and therefore a related party, as described in Note 20 of the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Costs and Expenses
Losses and LAE
Losses and LAE increased $67.3 million, or 317%, from $21.2 million for the year ended December 31, 2020 to $88.5 million for the year ended December 31, 2021. Ceded losses and LAE decreased $39.3 million as a result of commuting all of our reinsurance programs and thereby retaining more losses. Direct losses and LAE increased by $28.0 million, driven by an overall increase in claims costs due to an increase in claims severity observed industry-wide and a reserve adjustment. Additionally, losses in the year ended December 31, 2021 include the impacts from Hurricane Ida and severe storms in several regions of the United States.
Policy Servicing Expense and Other
Policy servicing expense and other increased $3.5 million, or 21%, from $16.8 million for the year ended December 31, 2020 to $20.3 million for the year ended December 31, 2021. The increase was primarily attributable to telematics device write-offs as a result of our upgrade from the use of 3G technology which accounted for $1.4 million of the increase and, to a lesser extent, an increase in our customer experience and other policy servicing personnel related expenses to support our growth objectives. Partially offsetting the increases, were decreased data costs in 2021 by $0.1 million as the upgrade to 4G corresponds to more economical hardware costs.
Sales, Marketing, and Other Acquisition Costs
Sales, marketing, and other acquisition costs increased $97.5 million from $5.5 million for the year ended December 31, 2020 to $103.0 million for the year ended December 31, 2021. Of this increase, $66.7 million was reinsurance-related including the commutation settlement and impact to the ceding commission offset. During the year ended December 31, 2021, we commuted all of our reinsurance programs. As a result of the commutations, we recorded a gain of $19.4 million recorded in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $58.4 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Further resulting from the commutation settlement, was a decrease of $8.4 million in reinsurance ceding commission which serves as an offset to sales and marketing expense. Aside from reinsurance related impacts, as part of our typical marketing efforts, there was an increase of $26.4 million in both our online and offline marketing campaigns. On the sales side, there was a marginal increase in sales costs due to the use of independent agents for the first time in 2021.
Research and Development
Research and development increased $7.8 million, or 95%, from $8.2 million for the year ended December 31, 2020 to $16.0 million for the year ended December 31, 2021. The increase was primarily attributable to employee personnel costs related to our expansion initiatives in the engineering and technology areas of approximately $6.8 million, and an increase in stock compensation expense for related departments of $3.3 million, partially offset by a decrease of $2.2 million in capitalized software costs which serves as an offset to research and development expense.
Amortization of Capitalized Software
Amortization of capitalized software increased $0.1 million, or 1%, from $11.2 million for the year ended December 31, 2020 to $11.3 million for the year ended December 31, 2021. The increase was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.
Other Operating Expenses
Other operating expenses increased $46.5 million, or 274%, from $17.0 million for the year ended December 31, 2020 to $63.5 million for the year ended December 31, 2021. The increase was primarily driven by an increase of $27.4 million in director’s, officers’, and employees’ stock-based compensation expense, $15.2 million increase in general and administrative costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional corporate, director and officer insurance expenses, and increased legal, audit and consulting fees, and $3.5 million transaction costs incurred in 2021 in connection with an intended merger with Lemonade.
Interest Expense
Interest expense increased $9.9 million, or 163%, from $6.1 million for the year ended December 31, 2020 to $16.0 million for the year ended December 31, 2021. The increase was primarily attributable to a $14.1 million non-recurring write off of unamortized debt issuance costs and debt prepayment fees related to debt payoff during the year ended December 31, 2021. As of December 31, 2021, all debt had been repaid and no outstanding debt remains on the balance sheet.

Impairment on digital assets
Impairment on digital assets in the 2021 period relates to subsequent losses arising from changes in the fair market value on acquired digital assets initially accounted for at cost. For more information, see Note 8, Digital Assets, Net to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Increase in fair value of stock warrant liability
Fair value of stock warrant liability decreased $66.7 million from $69.3 million for the year ended December 31, 2020 to $2.6 million for the year ended December 31, 2021. The decrease was primarily driven by the change in fair value of our preferred stock warrants issued in April 2020 and exercised in February 2021 and public and private placement warrants as described in Note 2 of the consolidated financial statements included in Part II, Item 8, of this Annual Report on form 10-K.
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

The following table provides a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss) for the periods presented:

	Years Ended December 31,
	2021	2020
	($ in millions)
Total revenue	104.9	35.1
Losses and LAE	(88.5)	(21.2)
Policy servicing expense and other	(20.3)	(16.8)
Amortization of capitalized software	(11.3)	(11.2)
Gross profit/(loss)	(15.2)	(14.1)
Gross margin	(14.5)%	(40.3)%

Less revenue adjustments:
Revenue Adjustments Related to Reinsurance	9.6	69.5
Revenue from Enterprise Segment	(4.9)	(5.7)
Interest Income and Other	2.4	2.4

Less costs and expense adjustments:
Loss and LAE Adjustments Related to Reinsurance	(14.7)	(54.0)
Loss and LAE Adjustments Related to Prior Period Development	2.1	6.5
Bad Debt, Report Costs and Other Expenses	0.5	(1.1)
Amortization of Internally Developed Software	11.3	11.2
Devices	5.4	3.7
Accident period contribution profit/(loss)	$(3.5)	$18.4

Prior Period Development	$(2.1)	$(6.5)
Contribution profit/(loss)	$(5.6)	$11.9

Total revenue	$104.9	$35.1
Revenue adjustments	7.1	66.2
Adjusted revenue	$112.0	$101.3

Accident period contribution margin	(3.1)%	18.1%
Contribution margin	(5.0)%	11.8%
Liquidity and Capital Resources
We are a holding company that transacts a majority of our business through operating subsidiaries. Through our insurance subsidiaries, we sell pay-per-mile auto insurance policies to customers and through our Enterprise subsidiary, we sell our insurance solution technology to third-party insurance carriers. From inception through completion of the Merger, we financed our operations primarily through sales of insurance policies, sales of our Enterprise platform, and the net proceeds received from the issuance of preferred stock, debt, and sales of investments. As of December 31, 2021, we had $120.9 million in unrestricted cash and cash equivalents compared to unrestricted cash and cash equivalents of $19.2 million as of December 31, 2020. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
Insurance companies in the United States are also required by state law to maintain a minimum level of capital and surplus. Insurance companies are subject to certain RBC requirements as specified by NAIC. These standards for property and casualty insurers are used as a means of monitoring the financial strength of insurance companies. Under these requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. Such regulation is generally for the protection of the policyholders rather than stockholders. As of December 31, 2021 and December 31, 2020, our capital and policyholders’ surplus exceeded the minimum RBC requirements. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.
Our principal sources of liquidity are funds generated by operating activities, and available cash and cash equivalents, subject to the limitations set forth in the merger agreement related to the Proposed Transaction.
The following table summarizes our cash flow data for the periods presented:

	Years Ended December 31,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(95.1)	$(32.2)
Net cash (used in) provided by investing activities	$(64.8)	$1.8
Net cash provided by financing activities	$273.5	$37.7
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $95.1 million, which was an increase of net cash used of $62.9 million from $32.2 million for the year ended December 31, 2020. Cash used during this period included $144.3 million from net loss for the year ended December 31, 2021, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities increased by $51.5 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, partially offset by an increase in paid claims on loss and LAE reserves year over year.
Net cash used in operating activities for the year ended December 31, 2020 was $32.2 million. Cash used during this period included $29.8 million from net loss for the year ended December 31, 2020, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities decreased by $2.4 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, prepaid expenses and other, unearned premium reserve, and loss and LAE reserves.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $64.8 million compared to net cash provided by investing activities of $1.8 million during the year ended December 31, 2020, which was primarily driven by a change from net proceeds to net payments for securities, as well as continued investment in our website and software development, partially offset by a decline in investment in telematics devices, leasehold improvements, and other equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $273.5 million compared to $37.7 million in cash provided by financing activities for the year ended December 31, 2020. In February 2021, the Company completed a business combination (the “Merger”) with INSU Acquisition Corp. II (“INSU”), where the Metromile merged with a wholly-owned subsidiary of INSU, with Metromile surviving the Merger as a wholly-owned subsidiary of INSU. The increase in cash provided by financing activities is primarily due to cash received from the trust account and the private placements in connection with the Merger.

Contractual Obligations
The following is a summary of material contractual obligations and commitments as of December 31, 2021:

	Total	2022	2023 – 2024	2025 – 2026	Thereafter
	(in millions)
Long-term debt	$—	$—	$—	$—	$—
Interest on long-term debt	—	—	—	—	—
Operating Leases	18.9	2.2	4.9	3.8	8.0
Purchase Commitments	3.3	3.3	—	—	—
Total	$22.2	$5.5	$4.9	$3.8	$8.0
Financing Arrangements
Subordinated Note Purchase and Security Agreement
In April 2020, we entered into the Note Purchase Agreement with Hudson, which was amended in February 2021 to reflect the consummation of the Merger by adding INSU as a guarantor and reflecting our new corporate structure. An executive of Hudson is on our board of directors and is a related party, as discussed in Note 20 of the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
As part of the entry into the original Note Purchase Agreement, we issued warrants for up to 8,536,938 of Series E convertible preferred shares, which we estimated to have a fair value of $12.5 million at issuance, which was recorded as a discount to the debt and is being amortized to interest expense over the term of the debt. These warrants were net exercised immediately prior to the consummation of the Business Combination with INSU and are no longer outstanding.
Paycheck Protection Program Loan
In April 2020, we were granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the CARES Act, section 7(a)(36) of the Small Business Act for approximately $5.9 million. The balance outstanding for the Paycheck Protection Program loan was $5.9 million at December 31, 2020. We repaid this loan concurrent with the consummation of the Business Combination with INSU and it is no longer outstanding as of December 31, 2021.
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
At the time of origination, the lender was granted a warrant to purchase Series E convertible preferred stock, estimated to have a fair value of $0.5 million at issuance. These warrants were net exercised immediately prior to the consummation of the Business Combination with INSU and are no longer outstanding as of December 31, 2021.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, premium write-offs, and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 1, Basis of Presentation and Significant Accounting Policies, to the audited consolidated financial statements included elsewhere in this Form 10-K.
Unpaid Losses and LAE Reserves
Unpaid losses and LAE reserves are the difference between the estimated ultimate cost of losses and LAE and the amount of paid losses and LAE as of the reporting date. These reserves reflect our management’s best estimate for both reported claims and incurred but not reported claims and the reserves include estimates of all expenses associated with processing and settling all reported and unreported claims. Our management regularly reviews the reserve estimates and updates those estimates as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Losses and LAE reserves are estimated based on the assumption that past-experience is an appropriate indicator of future events. Updates made to reserve estimates based on new information may cause changes in prior reserve estimates. These changes are recorded as Loss and LAE in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently complex process that involves a high degree of judgment. The estimate of unpaid losses and LAE reserves utilizes several key judgmental inputs:
•the determination of the appropriate actuarial estimation methods to be applied to outstanding claims,
•estimations of claims cycle times and claims settlement practices,
•estimates of expected losses through the use of historical loss data, and
•broader macroeconomic assumptions such as expectations of future inflation rates.
Claims are classified based the year in which the claims occurred ("accident year"). This classification is utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future. Claim cycle times, or the speed of claim to claim settlement, vary and depend on the type of claim being reported; property damage as compared to personal injury claims. Claims involving property damage are generally settled faster than personal injury claims. It has been our management’s experience that the longer the cycle time, the more the ultimate settlement amount can vary. Historical loss patterns are then applied to actual paid losses and reported losses by accident year to develop expectations of future payments. Implicit within the actuarial models are the impacts of inflation, especially for claims with longer expected cycle times. See Note 9, Loss and Loss Adjustment Expense Reserves, to our audited consolidated financial statements included elsewhere in this prospectus for more information regarding the methodologies used to estimate loss and LAE reserves.
Considerable variability is inherent in these estimates, which may have a material impact on the ultimate liability. The aggregation of numerous estimates for each of the major components of losses and groups of states as well as other considerations such as trends in claim frequency and severity, regulatory and judicial environments, allocations of ceded amounts in accordance with reinsurance agreements, and driving behavior including miles driven, may impact reported losses and IBNR. Reserve estimates are inherently very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Due to the inherent uncertainty in estimating reserves, we evaluated what the potential impact on consolidated results of operations, financial position, and liquidity would be based on a hypothetical 10% change in reserves described above. A 10% variance in estimated reserves net of reinsurance would be approximately $7.3 million as of December 31, 2021, and would result in an increase or decrease to Net loss of $7.3 million to a Net loss of $223.8 million or $209.2 million, respectively. This would also result in a change to Total stockholders’ equity of $7.3 million increasing or decreasing it to $193.7 million or $179.1 million, respectively. The reserve range represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate liability may reach levels corresponding to reserve amounts beyond the stated figures. Given the growth since 2017, we believe evaluating sensitivity based on a hypothetical change of 10% is reflective of management’s best estimate and provides a range of variability in key assumptions.

The following table summarizes our gross and net reserves for loss and LAE:

	As of December 31, 2021
Loss and LAE reserves	Gross	% of Total	Net	% of Total
	($ in millions)
Case Reserves	$36.2	49.3%	$36.2	49.3%
IBNR	37.2	50.7%	37.2	50.7%
Total Reserves	$73.4	100%	$73.4	100%

	As of December 31, 2020
Loss and LAE reserves	Gross	% of Total	Net	% of Total
	($ in millions)
Case Reserves	$29.4	51.5%	$7.2	31.0%
IBNR	27.7	48.5%	16.0	69.0%
Total Reserves	$57.1	100%	$23.2	100%
Given the inherent complexity and uncertainty surrounding the estimation of our ultimate cost of settling claims, reserves are reviewed throughout the year with in-depth reviews quarterly by combining historical results and current actual results to calculate new development factors. In estimating loss and LAE reserves, our actuarial reserving group considers claim cycle time, claims settlement practices, adequacy of case reserves over time, and current economic conditions. Because actual experience can differ from key assumptions used in estimating reserves, there may be significant variation in the development of these reserves and the actual losses and LAE ultimately paid in the future. These adjustments to the loss and LAE reserves are recognized in our consolidated statement of operations in the period in which the change occurs.
The following table summarizes our gross losses and LAE, and net losses and LAE as of December 31, 2021 and 2020 respectively:

	Gross Ultimate Loss & LAE			Net Ultimate Loss & LAE
Accident Year	2021	2020	Change	2021	2020	Change
		($ in millions)
2017 and prior	$54.4	$53.1	$1.3	$41.9	$40.7	$1.2
2018	77.5	76.2	1.3	38.6	38.7	(0.1)
2019	92.5	92.2	0.3	31.1	33.0	(1.9)
2020	68.3	68.5	(0.2)	16.5	16.1	0.4
2021	100.3		100.3	88.6		88.6
Total	$393.0	$290.0	$103.0	$216.7	$128.5	$88.3
As of December 31, 2021, the Company had commuted all of its reinsurance agreements. Although no reinsurance arrangements were in place as of December 31, 2021, the impacts of non-loss related commutation expenses from previous arrangements created differences between gross and net ultimate loss and LAE.
Premiums Receivable and Reinsurance Recoverable and Related Expenses
Premiums receivable represents premiums written but not yet collected. Generally, a policyholder is given a grace period to pay the premium, can vary by state, before the coverage is canceled. Once a policy is canceled, the remaining unearned premium liability for that policy is written off along with the remaining premium receivable balance. We recognized premium write-offs of $2.0 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.
Reinsurance assets consist of reinsurance recoverable on paid and unpaid losses and LAE from our reinsurance partners of which the estimates are based on the same reserving practices as described above. Our use of reinsurance does not extinguish our primary liability under the policies written. In the event that any of our reinsurance partners might not be able to fulfill their obligations under our reinsurance contracts, we would be liable for the amounts defaulted. The amounts recoverable from our reinsurance partners are therefore exposed to the credit risk of our reinsurance partners. Therefore, we regularly evaluate the financial condition of our reinsurers, the sufficiency of collateral posted by our reinsurance partners, and establish provisions for uncollectible reinsurance as appropriate.

Capitalization of Internally Developed Software
We invest in research and development for the purpose of developing new functionality for our website, apps, and gathering and analyzing data received from the driving habits of our customers. We primarily develop software for internal use. For all internal use software, we account for software development costs under ASC 350-40, “Internal-Use Software; Computer Software Developed or Obtained for Internal Use.” With respect to internal use software, software and technology development activities generally fall into three stages:
1.Preliminary Project Phase includes activities, such as the determination of needed technology and the formulation, evaluation, and selection of alternatives of those needs;
2.Application Development Phase includes activities that focused on software design and configuration, coding, installation, testing, and parallel processing; and
3.Post-Implementation/Operating Phase includes activities that address training, administration, maintenance, and all other activities to operate developed software.
During the Preliminary Project Phase, we expense all costs to expense as incurred.
During the Application Development Phase, we capitalize costs for projects that we determine are probable of being completed.
During the Post-Implementation/Operating Phase we expense all costs related to such activities as incurred. However, upgrades and/or enhancements of existing software will be capitalized to the extent that we determine that such upgrades and/or enhancements will result in additional functionality. We define additional functionality as modifications that enable additional tasks that our software was previously incapable of performing which normally requires new software specifications or a change to all or a part of existing software. Internal costs incurred for upgrades and/or enhancements are expensed or capitalized based on the three stages of development noted above. We track projects individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.
All capitalized software requires the ongoing assessment for recoverability which requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenues, estimated economic useful life, and changes in competing software technologies. We have determined that our internal-use software’s estimated useful life is three years.
For all software to be sold to third-party insurance carriers, we account for software development costs under ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” Costs incurred to develop software to be sold to third parties are expensed as incurred until technological feasibility is reached. All costs incurred after technological feasibility is reached and prior to when the developed software is available for general release to our customers are capitalized. As of December 31, 2021, software costs to be capitalized under ASC 985-20 have not been significant.
Stock-based Compensation
Stock-Based compensation, inclusive of stock options with only a service condition and stock options with service and performance conditions, restricted stock awards, restricted stock units (“RSUs”), and performance awards ("PSUs"), are awarded to our officers, directors, employees, and certain non-employees through approval from the compensation committee of the Board of Directors.
We account for stock-based compensation in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Stock-based compensation is measured at the grant date based on the fair value of the award. Stock-based compensation for stock options and RSUs with service conditions are recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The expense recorded is based on awards ultimately expected to vest and, therefore, is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options with performance-based metrics and PSUs, stock-based compensation is recognized when it is probable that the performance criteria are achieved.
Stock Options
We calculate the fair value of stock options using the Black-Scholes option pricing model and recognize expense using the straight-line attribution approach. The fair value of stock options is determined on the grant date using the Black-Scholes Merton (“BSM”), option-pricing model. The BSM option pricing model requires inputs based on certain subjective assumptions, including the fair value of our common stock, expected stock price volatility, the expected term of the options, the risk-free interest rate for a period that approximates the expected term of the options and our expected dividend yield.
• Expected Term — The expected term is the period of time when granted options are expected to be outstanding. In determining the expected term of options, we utilized the midpoint between the vesting date and contractual expiration date.

• Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve for zero-coupon U.S. Treasury notes with maturities similar to the option’s expected term as of the grant date.
• Volatility — Because our stock is not traded in an active market, we calculate volatility by using the historical stock prices of public companies that we consider to be comparable to our business.
• Forfeiture Rate — The weighted average forfeiture rate of unvested options.
• Expected Dividends — We assumed the expected dividend to be zero as we have no current expectations to be paying dividends in the foreseeable future.
• Common Stock Valuation — Given the absence of a public trading market of our common stock for those options granted prior to the Merger, our board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of our common stock underlying the stock options granted to our employees and non-employees. The grant date fair value of our common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability. We used a weighted average value determined through the Option Pricing Model (OPM) and the Probability-Weighted Expected Return Method ("PWERM") for allocating our enterprise value. Application of these methods involves the use of estimates, judgments, and assumptions that are complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events.
• Fair Value — our board of directors determines the fair value of the common stock based on the closing price of the common stock on or around the date of grant.
As defined by Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, the Company categorizes stock-based payment awards issued under the 2011 and 2021 Stock Plans as “plain vanilla” options.
RSUs and PSUs
As of February 9, 2021, the Company stopped issuing stock options under the 2021 Plan and only issues RSUs on a go-forward basis. As of December 31, 2021, the Company has granted RSUs with service conditions as well as RSUs with performance conditions and market conditions. Service conditions, as well as performance conditions, that affect whether or not an award vests or becomes exercisable are not directly incorporated into the estimate of fair value at the grant date whereas the effect of a market condition is reflected in estimating the fair value of an award at the grant date. Compensation cost thus is recognized for an award with a market condition provided that the good is delivered or the service is rendered, regardless of when, if ever, the market condition is satisfied.
Grants to Non-Employees
In determining who should be considered a non-employee rather than an employee, the Company considered ASC 718’s definition of an employee. The Company complies with this guidance in classifying its members of the BOD as employees. Treatment of non-employee awards are consistent with the accounting for employee awards. Please refer to the "Stock Options" and "RSUs and PSUs" sections above for more detail.
For more information, see Note 15, Stock Option Plans, to the audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Warrant Liability
We classify warrants to purchase shares of our common stock that are contingently puttable or redeemable as liabilities. Such warrants are measured and recognized at fair value and are subject to remeasurement at each balance sheet date. The fair value of our private warrant liabilities is measured using a Black-Scholes ("BSM") option-pricing model whereas the fair value of our public warrants are measured using level 1 inputs. Under the BSM option-pricing model, the fair value is measured using the following assumptions and inputs: exercise price, fair value of the underlying preferred stock, expected term, expected volatility, and risk-free interest rate.
We classify the warrants as a liability on our consolidated balance sheets as of December 31, 2021 and 2020. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. Prior to Merger, we had warrants exercisable for convertible preferred stock which were exercised at the time of the Merger and no longer considered outstanding. These warrants were measured using the BSM option pricing-model.
The Company currently does not have any warrants for preferred convertible stock outstanding as of December 31, 2021 but does have 7,666,646 public warrants and 180,000 private placement warrants outstanding as of December 31, 2021. For more information, please see Note 14, Public and Private Warrants to the audited consolidated financial statements included elsewhere in this Form 10-K.
New Accounting Pronouncements
See Note 1, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Metromile, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Metromile, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in Item 9A:
There was ineffective design and operation of information technology general controls (ITGCs) in the area of program change-management and user access over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, business process controls that were dependent on information derived from the affected IT systems were also deemed ineffective because they could have been adversely impacted.
We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and our opinion on such consolidated financial statements was not affected.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Reserves for Loss and Loss Adjustment Expenses
As described in Notes 1 and 9 to the consolidated financial statements, the amount of the Company’s liability for loss and loss adjustment expenses (“LAE”) reserves was $73.4 million at December 31, 2021. The Company establishes reserves for claims on reported and unreported claims of insured losses. As disclosed by management, unpaid losses and LAE reserves are estimated using individual case-basis valuation and statistical analysis based on (i) claims reported, (ii) claims incurred but not reported, and (iii) estimates of the ultimate claim costs. The anticipated effect of inflation is considered when estimating liabilities for losses and LAE. Estimating the ultimate cost of claims and claims expenses is an inherently complex process that involves a high degree of management judgment.
The principal considerations for our determination that performing procedures related to the liability for unpaid losses and LAE reserves is a critical audit matter include: (1) the subjectivity of estimating claims incurred but not reported and the projection of future claim payments and (2) auditing management’s judgments regarding the historical claims paid data serving as an indicator of future payments, potential trends in loss severity and frequency, along with inflation involved a high degree of auditor judgment and subjectivity.
The primary procedures we performed to address this critical audit matter included:

•We evaluated the methods and assumptions used by the Company to estimate the unpaid losses and LAE reserves by:
◦Obtaining a copy of the actuary report for December 31, 2021, to evaluate the significant assumptions used in developing the estimate and evaluating whether the Company’s estimate is within the range of potential estimates identified by the actuary.
◦Testing the completeness and accuracy of underlying data provided by the Company that served as the basis for the actuarial analysis, including historical claims paid.
◦Developing an independent estimate for unpaid losses and LAE reserves, utilizing historic payment and loss data as well as subsequent payment information and comparing this independent estimate to management’s estimate.
◦Comparing the Company’s prior year estimate of unpaid losses and LAE reserves to actual payments made during 2021, including consideration of potential bias, to assess the reasonableness of the assumptions used by management in their estimate.

Premium Revenue
The Company’s insurance revenue consists in part, of premiums based on mileage driven by policy holders. This mileage is sourced from telematics devices and several information technology systems and databases. The Company’s information technology (IT) environment is complex and includes multiple IT systems that are used to process revenue-related data and the Company relies on the output from these systems to process and record insurance revenue. Given that the Company’s systems to process and record revenue are highly automated, there are potential risks from the capture, processing and transfer of data accurately and completely from the telematics devices and the IT systems. Additionally, due to the material weakness identified by management as described in the “Basis for Opinions” section there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence associated with auditing revenue.
The primary procedures we performed to address this critical audit matter included:
•Developing independent expectations for base and mileage premium revenues by state for the year ended December 31, 2021 by utilizing information outside of the IT systems including installed devices and industry information on changes in miles driven from prior years and comparing to revenue recognized.
•Performing tests of details of revenue using original source documents for audit evidence, rather than systems reports or other information generated by the Company’s IT systems, including testing cash receipts from customers.

Internally Developed Software – Website and Software Development Costs

As described in Note 1, the Company invests in research and development for purposes of developing new functionality for their website, apps and gathering and analyzing data received from the driving habits of policy holders. Software development costs for internal use software are capitalized during the application development phase for projects that are probable of being completed. Costs incurred during the preliminary project phase and post-implementation/operating phase are expensed. Upgrades and/or enhancements of existing software are capitalized to the extent such upgrades and/or enhancements result in additional functionality. Payroll costs capitalized during the application development phase are based on management estimates of the amount of time spent on each individual project.

We identified the capitalization of development costs as a critical audit matter as management’s determination of which projects and activities qualify for capitalization requires significant judgment, as only those costs incurred in certain stages of development can be capitalized in accordance with the applicable accounting standards. Additionally, measuring the appropriate amounts of payroll costs to capitalize requires significant judgment and estimation by management resulting in a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management judgment related to the amount of time incurred by developers on projects in the application development phase.

The primary procedures we performed to address this critical audit matter included:

•Testing a sample of third-party costs capitalized, evaluating whether the related costs were eligible for capitalization, including agreeing information to supporting invoices from third-party providers, including cash paid to the provider.

•Testing a sample of individuals for whom payroll costs were capitalized to evaluate whether the time and related costs were eligible for capitalization. For each selection:
◦Performed inquiries directly with the individual or their direct supervisor as to the nature of the projects they worked on and the percentage of time spent working on projects in the application development phase by quarter and compared to the percentage capitalized.
◦Traced salary rates to offer letters or approved pay rate changes, as applicable.
◦Recalculated total amount to be capitalized and compared to actual.

•Developing an independent estimate of total capitalized fringe benefits for the year ended December 31, 2021 and compared to the amount capitalized.
/s/ Moss Adams LLP

San Francisco, California
February 28, 2022

We have served as the Company’s auditor since 2016.

Table of Contents	Index to Financial Statements
METROMILE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments
Marketable securities - restricted (amortized cost of $62,741 and $24,634)	$62,625	$24,651
Total investments	62,625	24,651
Cash and cash equivalents	120,940	19,150
Restricted cash and cash equivalents	42,881	31,038
Premiums receivable	16,839	16,329
Reinsurance recoverable on paid loss	—	8,475
Reinsurance recoverable on unpaid loss	—	33,941
Prepaid reinsurance premium	—	13,668
Prepaid expenses and other assets	20,874	12,058
Deferred transaction costs	—	3,581
Deferred policy acquisition costs, net	1,433	656
Telematics devices, improvements and equipment, net	13,654	12,716
Website and software development costs, net	25,866	18,401
Digital assets, net	803	—
Intangible assets	7,500	7,500
Total assets	$313,415	$202,164

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities
Loss and loss adjustment expense reserves	$73,438	$57,093
Ceded reinsurance premium payable	—	27,000
Payable to carriers - premiums and LAE, net	340	849
Unearned premium reserve	15,726	16,070
Deferred revenue	5,601	5,817
Accounts payable and accrued expenses	10,820	8,222
Payable for securities	422	—
Notes payable	—	51,934
Warrant liability	1,156	83,652
Other liabilities	19,524	8,554
Total liabilities	127,027	259,191

Leases, commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 89,775,268 shares authorized as of December 31, 2021, and December 31, 2020, respectively; 0 and 68,776,614 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively; liquidation preference of $0 and $302,397 as of December 31, 2021, and December 31, 2020, respectively	—	304,469

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 640,000,000 and 111,702,628 shares authorized as of December 31, 2021, and December 31, 2020, respectively; 128,221,885 and 8,992,039 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	13	1
Accumulated paid-in capital	769,525	5,482
Note receivable from executive	—	(415)
Accumulated other comprehensive (loss) income	(116)	11
Accumulated deficit	(583,034)	(366,575)
Total stockholders' equity (deficit)	186,388	(361,496)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$313,415	$202,164
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Index to Financial Statements
METROMILE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue
Premiums earned, net	$75,601	$12,464
Investment income	117	523
Other revenue	29,179	22,077
Total revenue	104,897	35,064
Costs and expenses
Losses and loss adjustment expenses	88,467	21,208
Policy servicing expense and other	20,304	16,813
Sales, marketing and other acquisition costs	102,989	5,483
Research and development	16,027	8,211
Amortization of capitalized software	11,306	11,188
Other operating expenses	63,510	16,981
Total costs and expenses	302,603	79,884
Loss from operations	(197,706)	(44,820)
Other expense
Interest expense	15,974	6,067
Impairment on digital assets	183	—
Increase in fair value of stock warrant liability	2,596	69,294
Total other expense	18,753	75,361
Loss before taxes	(216,459)	(120,181)
Income tax benefit	—	(84)
Net loss	$(216,459)	$(120,097)
Net loss per share, basic and diluted	$(1.89)	$(13.51)
Weighted-average shares used in computing basic and diluted net loss per share	114,609,563	8,890,631
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Index to Financial Statements
METROMILE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2021	2020

Net loss	$(216,459)	$(120,097)
Unrealized net loss on marketable securities	(127)	(49)
Total comprehensive loss	$(216,586)	$(120,146)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Index to Financial Statements
METROMILE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
(DEFICIT) EQUITY
(dollars in thousands)

	Convertible Preferred Stock		Common Stock		APIC	Note Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	67,728,286	$304,469	8,730,377	$1	$3,816	$(408)	$60	$(246,478)	$(243,009)
Retroactive application of recapitalization	1,048,328	—	135,133	—	—	—	—	—	—
As adjusted, beginning of period	68,776,614	304,469	8,865,510	1	3,816	(408)	60	(246,478)	(243,009)
Exercises and vested portion of stock options	—	—	126,529	—	209	—	—	—	209
Stock-based compensation	—	—	—	—	1,457	—	—	—	1,457
Interest on stock purchase promissory note	—	—	—	—	—	(7)	—	—	(7)
Unrealized net gain on marketable securities	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	(120,097)	(120,097)
Balance as of December 31, 2020	68,776,614	$304,469	8,992,039	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Conversion of promissory note	—	—	—	—	(415)	415	—	—	—
RSUs withheld for tax purposes	—	—	—	—	(422)	—	—	—	(422)
Exercise of convertible preferred stock warrants	3,974,655	132,718	—	—	—	—	—	—	—
Conversion of preferred stock to common	(72,751,269)	(437,187)	72,751,269	7	437,187	—	—	—	437,194
Business Combination and PIPE financing	—	—	43,894,156	4	290,953	—	—	—	290,957
401K match with MILE stock	—	—	93,126	—	539	—	—	—	539
Exercises and vested portion of stock options	—	—	1,103,380	—	2,299	—	—	—	2,299
Stock-based compensation	—	—	1,387,915	1	33,902	—	—	—	33,903
Unrealized net loss on marketable securities	—	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	—	(216,459)	(216,459)
Balance as of December 31, 2021	—	$—	128,221,885	$13	$769,525	$—	$(116)	$(583,034)	$186,388
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Index to Financial Statements
METROMILE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(216,459)	$(120,097)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,221	17,004
Stock-based compensation	33,902	1,457
Change in fair value of warrant liability	2,596	69,294
Telematics devices unreturned	2,084	682
Amortization of debt issuance costs	11,695	687
Noncash interest and other expense	4,701	1,136
Changes in operating assets and liabilities:
Premiums receivable	(510)	273
Accounts receivable	4,496	591
Reinsurance recoverable on paid loss	8,475	4,066
Reinsurance recoverable on unpaid loss	33,941	(5,104)
Prepaid reinsurance premium	13,668	(764)
Prepaid expenses and other assets	2,433	2,920
Deferred transaction costs	3,581	(3,581)
Deferred policy acquisition costs, net	(2,110)	(976)
Digital assets, net	(986)	—
Accounts payable and accrued expenses	2,643	2,119
Ceded reinsurance premium payable	(27,000)	(9,864)
Loss and loss adjustment expense reserves	16,345	4,871
Payable to carriers - premiums and LAE, net	(509)	(1,704)
Unearned premium reserve	(344)	899
Deferred revenue	(216)	617
Deferred tax liability	—	(84)
Other liabilities	(4,769)	3,365
Net cash used in operating activities	(95,122)	(32,193)
Cash flows from investing activities:
Purchases of telematics devices, improvements, and equipment	(7,545)	(6,903)
Payments relating to capitalized website and software development costs	(19,269)	(13,333)
Net change in payable/(receivable) for securities	422	225
Purchase of securities	(63,960)	(26,646)
Sales and maturities of marketable securities	25,587	48,462
Net cash (used in) provided by investing activities	(64,765)	1,805
Cash flow from financing activities:
Proceeds from notes payable	2,015	37,480
Payment on notes payable	(69,351)	—
Proceeds from merger with INSU II, net of issuance costs	336,469	—
Proceeds from exercise of common stock options and warrants	4,387	209
Net cash provided by financing activities	273,520	37,689
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	113,633	7,301
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	50,188	42,887
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$163,821	$50,188
Supplemental cash flow data:
Cash paid for interest	$3,164	$2,797
Non-cash investing and financing transactions:
Warrants assumed from Business Combination	$45,516	$—
Net exercise of preferred stock warrants	$56,160	$—
Net exercise of promissory note	$415	$—
Capitalized website and software development costs included in accrued liabilities	$439	$—
Capitalized stock-based compensation	$2,316	$522
Reclassification of liability to equity for vesting of stock options	$169	$—
Preferred stock warrant issued in conjunction with note payable	$—	$12,620
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Index to Financial Statements
METROMILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Overview
Description of Business
Metromile Operating Company (“Metromile”) was incorporated in the State of Delaware on January 14, 2011 as Fair Auto, Inc. and changed its name to MetroMile, Inc. in May 2012 and to Metromile Operating Company in February 2021. Metromile, through its wholly owned subsidiary, Metromile Insurance Services LLC (the “GA Subsidiary”), sells pay-per-mile auto insurance to consumers in eight states: California, Washington, Oregon, Illinois, Pennsylvania, Virginia, New Jersey, and Arizona. Metromile has a wholly owned subsidiary, Metromile Insurance Company (the “Insurance Company”), which focuses on property and casualty insurance. In January 2019, Metromile formed Metromile Enterprise Solutions, LLC (“Enterprise”), a wholly owned subsidiary, which focuses on selling its insurance solution technology to third party customers. Metromile, the GA Subsidiary, the Insurance Company, and Enterprise collectively are referred to as the “Company.”
The Insurance Company provides automobile insurance to customers with premiums based on a flat rate plus an adjustable rate based on actual miles driven. To record miles driven, the GA Subsidiary may provide drivers with a telematics device, the Metromile Pulse, which plugs into a car’s on-board diagnostic system to capture mileage.
The GA Subsidiary acts as a full-service insurance General Agent (“GA”). As a full-service GA, the subsidiary provides all policy pricing, binding, and servicing (payments and customer service) for the policyholders. Until late 2016, the GA Subsidiary underwriting carrier was National General Insurance (“NGI”) and its related carriers. The GA Subsidiary began transitioning NGI-issued policies upon renewal in late 2016 to the Insurance Company and has only a small number of policies with NGI as of December 31, 2020. The GA Subsidiary is the sole agent for the Insurance Company.
NGI handles claims for the GA Subsidiary’s policies underwritten by NGI and its related carriers, for which it pays NGI a fee for the loss adjustment expense (“LAE”). NGI bears the risk of loss under these policies. Accordingly, the Company has no exposure to claims that would require an accrual for those NGI-related losses.
The Insurance Company bears risk of loss under all insurance policies it underwrites. The financial statements include reserves for future claims based on actuarial estimates for the Insurance Company. The Loss and LAE reserves as of December 31, 2021 and 2020 were $73.4 million and $57.1 million, respectively.
In February 2021, the Company completed ("the Closing") a business combination (the “Merger”) with INSU Acquisition Corp. II (“INSU”), where the Metromile merged with a wholly-owned subsidiary of INSU, with Metromile surviving the Merger as a wholly-owned subsidiary of INSU. The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, INSU, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and the Company is treated as the accounting acquirer. Accordingly, all historical financial information presented in the accompanying consolidated financial statements represents the accounts of Metromile and its wholly owned subsidiaries as if Metromile is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting conversion at the exchange ratio of 1.01547844 established in the Merger Agreement.
Acquisition of Metromile, Inc. by Lemonade, Inc.
On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”), pursuant to which (i) Acquisition Sub I will merge with and into Metromile (the “First Merger” and the effective time of the First Merger, the “First Effective Time”), with Metromile continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as September 30, 2021. In accordance with the Agreement, at the First Effective Time, each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”). The Proposed Transaction is conditioned on customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second quarter of 2022. The applicable waiting period for the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired and on February 1, 2022, the Proposed Transaction was approved by our stockholders.
For additional information related to the Proposed Transaction, please see Note 4, Business Combinations included in this Annual Report on Form 10-K and our Current Report on Form 8-K filed with the SEC on November 9, 2021 as well as the proxy statement/prospectus filed with the SEC on December 29, 2021.

Table of Contents	Index to Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. of America (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References to the Accounting Standard Codification (“ASC”) and Accounting Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP. The consolidated financial statements include the accounts of Metromile, Inc. and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
In the first quarter of 2020, the global pandemic caused by COVID-19 breached the U.S. and resulted in shelter-in-place orders across the country and insurance department bulletins limiting the actions that insurance carriers could take and reducing the amount of premiums promptly collected in the short term. These factors resulted in a significant decline in both revenues and losses of the Insurance Company. In addition, in response to these events, the Company performed a reduction in force of 125 employees to further align costs with revenue and to extend the capital runway.
While these impacts moderated in 2021, there remains a risk that previous disruptions could return or new issues emerge as time amidst the pandemic perpetuates. The Company will continue to monitor and proactively adapt to the changing conditions and effects of COVID-19, but given the uncertainty about the duration or magnitude of the pandemic, it is not possible to reliably estimate the impact on the Company's financial condition, operations, and workforce.
Reclassifications
Reclassifications have been made to the prior year balances to conform to the current year presentation. In particular, accounts receivable has been combined with prepaid expenses and other assets into a single line on the consolidated balance sheets. The reclassifications had no effect on stockholders’ deficit or net loss after taxes as previously reported.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company’s principal estimates include unpaid losses and LAE reserves; the fair value of investments; the fair value of share-based awards; the fair value of the warrant liability; premium refunds to policyholders; reinsurance recoverable on unpaid loss; and the valuation allowance for income taxes. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ materially from these estimates.
Summary of Significant Accounting Policies
Revenue Recognition
Insurance Services
The Company’s insurance services are accounted for in accordance with Topic 944, Insurance. Policies are written for six-month terms and are considered short-duration contracts for the purposes of accounting under U.S. GAAP. The premium for the policies provides for a base rate per month for the entire policy term, plus a per-mile rate multiplied by the mileage driven each day (based on data from the telematics device subject to a daily maximum). Upon the binding of the policy, the customer pays at least the first month’s base rate and then is billed monthly in arrears for the mileage-based premium portion of the policy plus each subsequent month’s base rate not otherwise prepaid upon binding of the policy. Base premiums are recognized ratably over the policy term and mileage-based premiums are recognized monthly as incurred. All earned premiums are presented net of bad debt expense in the Company’s consolidated statement of operations.
Investment Income
Investment income is recorded as earned. Investment income consists primarily of interest on the Company’s highly liquid fixed income securities and is recognized on an accrual basis.
Other Revenue
Other revenue principally consists of enterprise revenue discussed below, reinsurance profit commissions based on performance of the ceded business, commission on NGI policies, and revenue related to policy acquisition costs as part of the reinsurance arrangement as described in Note 10, Reinsurance.
The commission on NGI policies is recognized on a net basis and was insignificant in the periods presented. The revenue related to the acquisition costs for policies newly ceded to the reinsurers is recognized as the policies become part of the reinsurance arrangement. No amounts are due back to the reinsurers should a ceded policy cancel after entering the reinsurance arrangement.

Table of Contents	Index to Financial Statements
Enterprise services are accounted for by applying the requirements of Topic 606, Revenue from Contracts with Customers. Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to Topic 606 used herein refer to both Topic 606 and Subtopic 340-40.
The Company accounts for revenue contracts with customers by applying the requirements of Topic 606, which includes the following steps:
• Identification of the contract, or contracts, with a customer
• Identification of the performance obligations in the contract
• Determination of the transaction price
• Allocation of the transaction price to the performance obligations in the contract
• Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company has developed technologies intended for internal use to service their insurance business and through its enterprise services offers these products and services to third party customers. The Company also has referral agreements with third party carriers and ad exchange agreements whereby the Company can receive consideration for such services. As such, the Company has three categories of revenue agreements that are included within the scope of Topic 606: 1) subscription and professional services agreements, 2) referral agreements, and 3) ad exchange agreements. For the periods presented, the Company’s revenues from referral and ad exchange agreements have not been significant.
The Company’s technology agreements include software subscription-as-a-service (“SaaS”) which provides the customer with the right to access the Company’s core software via a hosted solution. Customers who purchase the SaaS service also receive technical support and access to updates and upgrades. The Company’s performance obligations related to its SaaS offering is a stand-ready obligation to provide the customer with continuous access to the hosted service as well as to provide updates/upgrades and technical support. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.
During the year ended December 31, 2020, the Company sold a perpetual license for its software. Revenue for this license was recognized up-front upon delivery of the software license. There were no perpetual license sales in 2021.
In addition, the Company offers customization and implementation services for customers. Customization services are provided when a customer requests the development of a specific feature and/or functionality that is not currently present within the solution as of the date of execution of the agreement. Implementation services include installation, custom builds, data migration, integration to other application programming interfaces, and training of customer personnel. Both customization and implementation services are priced based on mutual negotiation and subject to Company approvals. Occasionally, these services are offered at a discount or included as a bundle with pricing for the software or SaaS products. These services are not considered to represent distinct performance obligations and when present are combined with the overall subscription service. Revenue recognition begins when all services have been completed and are made available to customers.
Deferred Contract Acquisition Costs
Prior to the adoption of Topic 606 on January 1, 2019, sales commissions associated with the Company’s technology agreements were not deferred and expensed as incurred. Under Topic 606, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. The Company allocates commission costs to the performance obligations in an arrangement consistent with the allocation of the transaction price. The portion of these costs that are attributed to performance obligations delivered over time are capitalized and recorded in prepaid expense and other current assets on the Company’s consolidated balance sheets.
Deferred contract costs on the Company’s consolidated balance sheets were approximately $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively. Amortization expense related to deferred contract costs through the years ended December 31, 2021 and 2020 was not significant. There was no impairment loss in relation to the costs capitalized for the periods presented.
Deferred Revenue
The deferred revenue balance consists of subscription and professional services for the Company’s technology agreements which have been invoiced in advance of when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers at the beginning of the term, or in some instances, such as in multi-year arrangements, in annual installments. Accordingly, the Company’s deferred revenue balance does not include revenues for future years of multi-year non-cancellable contracts that have not yet been billed.

Table of Contents	Index to Financial Statements
The Company recognizes subscription revenue ratably over the contract term beginning on the date that services are made available to customers, which may be after the contract commencement date if additional customization or implementation services are required to make the subscription service available to customers. On the contract commencement date, the Company records amounts due in accounts receivable and in deferred revenue. To the extent the Company bills customers in advance of the contract commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on the consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.
The Company recognized $2.9 million and $2.3 million of revenue during the years ended December 31, 2021, and 2020, respectively, that was previously included in the deferred revenue.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2021 and 2020, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $14.3 million and $17.2 million, respectively. As of December 31, 2021 and December 31, 2020 the Company expects to recognize revenue on approximately 66% and 51% of these unsatisfied performance obligations, respectively over the following 24 months and the remainder thereafter.
Losses and Loss Adjustment Expenses and Loss and Loss Adjustment Expenses Reserves
The Insurance Company’s losses and LAE are presented net of any reinsurance and charged to income as incurred. The liabilities for unpaid losses and LAE represent the estimated liabilities for reported claims, claims incurred but not yet reported, and the related LAE. Losses and loss adjustment expenses also includes the LAE related to NGI as well as LAE incurred directly, including claims personnel and related expenses, compensation related to customer experience, depreciation on telematics devices, packaging and postage for shipping devices to customers, fulfillment service center costs, and third-party web-hosting costs.
Liability for unpaid losses and LAE for policies underwritten by the Insurance Company represents management’s best estimate of the ultimate net cost of all reported and unreported losses incurred during the years ended December 31, 2021 and prior. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. Estimated reserves are computed in accordance with accepted actuarial standards and principles. Several different actuarial approaches are considered, and reserve estimates may rely on a single or multiple techniques, depending on the appropriateness of the technique in a given situation. One branch of techniques that is frequently relied upon belongs to chain ladder methods in which data is aggregated into appropriate accident periods (when a claim occurred) and historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves as established by claim adjusters).
The chain ladder method uses a ratio of losses from consecutive periods to calculate a development factor amongst various accident periods at similar maturities. An age-to-age factor is the expected development for future accident periods at a similar maturity. This is judgmentally selected based on a variety of inputs including, but not limited to, industry trends, company-specific trends, changes in claims handling practices, and changes in judicial environment and other external influences. Age-to-age factors are then multiplied and applied to the known losses to estimate the ultimate loss. The primary assumption of this approach is that historical development patterns are predictive of how current and future accident periods will develop. Modifications and variations of this approach can be made to better address certain issues that may arise, such as a sudden change in claim reserving process from claim adjusters, changes in payment and closure rate of claims, and external factors. Large losses, severe weather events, and other catastrophic events may significantly increase the variance of development patterns. These may be capped or excluded in the data and analyzed separately.
The use of these methods on paid data as opposed to reported data has both benefits and drawbacks. For a sufficiently large dataset, paid data tends to be more stable, but may finalize later, creating additional uncertainty and potential to both over- and under-estimate reserves. For newer, immature accident periods, approaches using paid data may create very volatile estimates as a relatively small amount has been paid, which is then multiplied by a large multiplier from the age-to-age factors as described above. Reported data includes payments made to date as well as the best estimate from claim adjusters of future payments. The claim adjusters are able to review each claim and incorporate facts about each individual event to estimate losses on a claim-by-claim basis. Reported data tends to require less future development than paid data, which decreases the potential variance from the ultimate amount to be paid for a claim. It may however be influenced by changes in claims reserving and settlement practices, which need to be accounted for when using historical data to predict future liabilities.
The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in the current year’s operations. Salvage and subrogation recoverables are estimated using the case basis method or historical statistics. Salvage and subrogation estimated recoverables are deducted from the liability for unpaid losses and LAE.

Table of Contents	Index to Financial Statements
Reinsurance
The Company enters into ceded reinsurance contracts to protect its business from losses due to concentration of risk and to manage its operating leverage ratios. The Company has entered into quota-share reinsurance agreements with reinsurers under which risks are covered on a pro-rata basis for all policies underwritten by the Insurance Company. Premiums ceded to reinsurers are reported as a reduction of premiums written, and expenses incurred in connection with ceded policies have been accounted for as a reduction of the Company’s related deferred policy acquisition costs.
The Company is exposed to credit risk from reinsurance recoverables and prepaid reinsurance premiums, which is mitigated by using a trust account.
Cash, Cash Equivalents and Restricted Cash
For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s operating cash is held in an overnight sweep account. The Company’s cash is maintained in checking accounts, money market funds, and other highly liquid fixed income investments.
Certain of the Company’s cash accounts are restricted. The Company holds certificates of deposits as collateral on its letters of credit in conjunction with its office leases and corporate credit cards. As part of the Company’s debt arrangement, a certain cash minimum must be maintained in a separate bank account as part of the debt covenants. The Company also collects insurance policy premiums that it holds in a segregated account for transmittal to the applicable underwriting carrier or for the benefit of policyholders for insurance-related claims. Cash held by the Insurance Company is restricted for use by the Insurance Company for the benefit of its policyholders.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk, to the extent of the amounts recorded on the consolidated balance sheets, consist principally of cash and marketable securities. The Company, at times, maintains cash balances with its primary bank in excess of Federal Deposit Insurance Corporation limits. The Company places its cash and cash equivalents with financial institutions with high credit standing. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities.
The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.
The Company did not have any customers whose revenue or account receivable balance individually represented 10% or more of the Company’s total revenues or accounts receivable, respectively, during the years presented. However, one customer made up 88.2% of the Company’s Enterprise business solutions segment revenue (see Note 18, Segment and Geographic Information).
Marketable Securities
The Company classifies marketable investment securities as available-for-sale. Interest income and dividends on securities are recognized in income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. These securities are reported at their estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income in stockholders’ deficit and classified into unrestricted and restricted marketable securities. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. Certain marketable securities are restricted as they are held by the Insurance Company and are either pledged as statutory deposits for state licenses or restricted as to the distribution of the assets of the Insurance Company under the regulations of the State of Delaware.
Telematics Devices, Improvements, and Equipment, Net
Telematics devices, improvements, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally estimated to be three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.
Website and Software Development Costs, Net
Costs related to the planning and post-implementation phases of the Company’s website and software development efforts are recorded as an operating expense. Direct costs incurred in the development phase of major development efforts and upgrades are capitalized and amortized using the straight-line method over an estimated useful life, generally estimated to be three years.

Table of Contents	Index to Financial Statements
Deferred Policy Acquisition Costs (“DPAC”)
The Company defers sales commissions and expenses, marketing and underwriting costs, net of reinsurance ceding commission, directly relating to the successful acquisition of policies that the GA Subsidiary binds, and costs related to written premiums to the extent they are considered recoverable. These costs are then expensed over the customer’s policy term including estimated renewal periods. The method followed to determine the deferred policy acquisition costs limits the deferral to its realizable value by considering estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which changes are determined.
When anticipated losses, LAE, commissions, and other policy acquisition costs exceed recorded unearned premium, any future premiums on existing policies, and anticipated investment income on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. The Company does not include anticipated investment income as a factor in the premium deficiency calculations. The Company concluded that no premium deficiency adjustments were necessary through December 31, 2021 and 2020.
Any excess ceding commissions over and above the portion that represents a recovery of deferred policy acquisition costs is recorded as a deferred liability and amortized over the same period in which the related premiums are earned.
Impairment of Long-Lived Assets
The Company evaluates the carrying amount of its long-lived assets, primarily telematics devices, improvements, equipment, website and software development costs, and policy acquisition costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability using undiscounted cash flows attributed to that asset. If impairment has occurred, any excess of the carrying value over the fair value is recorded as a loss. No impairment occurred during the years presented.
Indefinite-lived intangible assets, such as the Company’s insurance licenses included as intangible assets on the accompanying consolidated balance sheets, are subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite-lived intangible assets are evaluated to determine if an impairment charge is required.
Digital Assets, Net
During the year ended December 31, 2021, the Company purchased an aggregate of $1.0 million in digital assets, comprised solely of bitcoin. The Company currently accounts for these digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the purchased bitcoin asset and uses third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheets at cost, net of any impairment losses incurred since acquisition.
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
Impairment losses are recognized within Other expense in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. There were no digital assets sales during the year ended December 31, 2021.
Warrants Liability
We classify warrants to purchase shares of our common stock that are contingently puttable or redeemable as liabilities. Such warrants are measured and recognized at fair value and are subject to remeasurement at each balance sheet date. The fair value of our private warrant liabilities is measured using a Black-Scholes ("BSM") option-pricing model whereas the fair value of our public warrants are measured using level 1 inputs. Under the BSM option-pricing model, the fair value is measured using the following assumptions and inputs: exercise price, fair value of the underlying preferred stock, expected term, expected volatility, and risk-free interest rate.
We classify the warrants as a liability on our consolidated balance sheets as of December 31, 2021 and December 31, 2020. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. Prior to Merger, we had warrants exercisable for convertible preferred stock which were exercised at the time of the Merger and no longer considered outstanding. These warrants were measured using the BSM option pricing-model.
The Company currently does not have any warrants for preferred convertible stock outstanding as of December 31, 2021 but does have 7,666,646 public warrants and 180,000 private placement warrants outstanding as of December 31, 2021. For more information, please see Note 14, Public and Private Warrants to the audited consolidated financial

Table of Contents	Index to Financial Statements
statements as well as "Critical Accounting Policies and Estimates" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The expense recorded is based on awards ultimately expected to vest and, therefore, is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company calculates the fair value of options using the Black-Scholes option pricing model and recognizes expense using the straight-line attribution approach. As of December 31, 2021, the Company has granted stock options and RSUs with service conditions as well as RSUs with performance conditions and market conditions. Awards with performance conditions and no service conditions are expensed when the performance condition is deemed probable of being achieved and is based on the fair value of the award at that time. Unlike a service or performance condition, a market condition is not a vesting condition but is directly factored into the fair-value-based measure of an award. Compensation cost thus is recognized for an award with a market condition provided that the good is delivered or the service is rendered, regardless of when, if ever, the market condition is satisfied.
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising costs were approximately $33.6 million, and $7.2 million in the years ended December 31, 2021, and 2020, respectively, and are included in sales and marketing and other acquisition costs expense in the accompanying consolidated statements of operations.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense.
Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and redeemable convertible preferred stock. As the Company has reported losses for the years presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
As of December 31, 2021, the Company no longer had convertible preferred stock. During this period, basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities. As the Company has reported losses for the years presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Leases
The Company leases real estate facilities under non-cancellable and cancellable operating leases with various expiration dates through fiscal year 2030. At the inception of an arrangement, the Company determines whether the

Table of Contents	Index to Financial Statements
arrangement is or contains a lease based on the unique facts and circumstances present, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable.
The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2021. The Company elected the package of practical expedients for transition under which the Company did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the hindsight and land easement practical expedients for transition under which conclusions around lease term, impairment and land easements will not be reassessed. The Company did not apply the portfolio approach to its lease agreements.
Operating leases are included in prepaid expenses and other assets and in other liabilities in the accompanying consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term, discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date utilizing peer company data for borrowings with a similar term.
The Company’s operating lease assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments is incurred. In addition, the Company elected the practical expedient such that it does not recognize lease assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company’s lease agreements generally do not contain any residual guarantees or restrictive covenants.
Recently Adopted Accounting Pronouncements
The Company adopted the following accounting standards during the year ended December 31, 2021:
Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. The updated guidance applies a new credit loss model (current expected credit losses or "CECL") for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables, and premiums receivables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheets at the amount expected to be collected.
The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.
Effective on January 1, 2021, the Company adopted this standard using the modified retrospective transition method. For available-for-sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost, the adoption had no impact on the accumulated deficit on the consolidated balance sheets as of January 1, 2021.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended which requires an entity to recognize assets and liabilities arising from a lease for both financing (formerly referred to as capital) and operating leases. ASU 2016-02 also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for the Company in its annual reporting period beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU as of January 1, 2021 using the modified retrospective approach. In addition, the standard allows for certain practical expedients in transition to ASC 842, including the package of practical expedients. The Company elected to utilize the package of practical expedients which allowed the Company to not reassess the following: (i) whether any expired or existing contracts contained leases; (ii) the lease classification for any expired or existing leases; and (iii) the treatment of initial direct costs for any existing leases. ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 840 (“ASU 2018-01”) is effective for the Company upon adopting ASC 842. The Company adopted this ASU as of January 1, 2021 and will not reassess whether any land easements not previously accounted for as leases under Topic 840 meet the definition of a lease.

Table of Contents	Index to Financial Statements
The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $21.2 million and $15.9 million for its various leases with maturity dates through 2030. The Company will depreciate the right of use ("ROU") assets over the respective lease terms accordingly. The difference between the ROU assets and lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2021, was included as a separate liability within other liabilities. The operating lease expenses are included in other operating expenses in the Company’s consolidated statements of operations. The adoption did not impact beginning accumulated deficit, or prior year consolidated statements of operations and comprehensive loss and statement of cash flows as the Company elected the practical expedient that allows comparative financial statements under ASC 840. The Company included the disclosures required by ASU 2016-02 in the Leases, Commitments and Contingencies footnote.
Income Taxes
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, simplifies the various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance to improve consistent application. The adoption of ASU 2019-12 beginning January 1, 2021 did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
Reference Rate Reform
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
This standard may be elected and applied prospectively over time from March, 2020 through December 31, 2022 as reference rate reform activities occur. The Company is evaluating the method of adoption and impact of the standard on its consolidated financial statements and related disclosures.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.
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
The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Cash and Cash Equivalents

Table of Contents	Index to Financial Statements
The Company’s cash and cash equivalents are demand and money market accounts and other highly liquid investments with an original maturity of three months or less. Demand and money market accounts are at stated values. Fair values for other cash equivalents are classified as Level 1 and are based upon appropriate valuation methodology.
Marketable Securities — Available-for-sale
The Company classifies highly liquid money market funds, U.S. Treasury bonds and certificates of deposit within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets and upon models that take into consideration such market-based factors as recent sales, risk-free yield curves, and prices of similarly rated bonds. Commercial paper, corporate bonds, corporate debt securities, repurchase agreements, and asset backed securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not hold any securities classified within Level 3 as of December 31, 2021 and December 31, 2020.
Assets measured on a recurring basis at fair value, primarily related to marketable securities, included in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 are set forth below (in thousands):

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$113,402	$—	$—	$113,402
Total cash equivalents	$113,402	$—	$—	$113,402

Restricted cash equivalents
Money market accounts	$19,569	$—	$—	$19,569
Certificates of deposits	3,331	—	—	3,331
Total restricted cash equivalents	$22,900	$—	$—	$22,900

Marketable securities - restricted
Corporate debt securities	$—	$2,545	$—	$2,545
U.S. treasury and agency securities	33,295	1,986	—	35,281
Commercial paper	—	16,081	—	16,081
Asset backed securities	—	8,718	—	8,718
Total marketable securities - restricted	$33,295	$29,330	$—	$62,625

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$6,771	$—	$—	$6,771
Total cash equivalents	$6,771	$—	$—	$6,771

Restricted cash equivalents
Money market accounts	$6,201	$—	$—	$6,201
Certificates of deposits	3,331	—	—	3,331
Total restricted cash equivalents	$9,532	$—	$—	$9,532

Marketable securities - restricted
Corporate debt securities	$—	$5,955	$—	$5,955
U.S. treasury securities	6,994	—	—	6,994
Commercial paper	—	8,791	—	8,791
Asset backed securities	—	2,911	—	2,911
Total marketable securities - restricted	$6,994	$17,657	$—	$24,651

Table of Contents	Index to Financial Statements
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
The table below sets forth a summary of changes in the fair value of the Company’s Level 1, Level 2, and Level 3 liabilities for the year ended December 31, 2020 and the year ended December 31, 2021 (in thousands):

Balance at December 31, 2019	$1,738
Issuance of warrant on Series E convertible preferred stock	12,620
Increase in fair value of warrant	69,294
Balance at December 31, 2020	$83,652
Increase in fair value of warrants	47,062
Exercise of preferred stock warrants prior to Business Combination	(130,714)
Public and Private placement Warrants acquired in Business Combination	45,623
Decrease in fair value of Public and Private placement Warrants	(44,467)
Balance at December 31, 2021	$1,156
The fair value of the Private placement warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of December 31, 2021:

	Estimated Fair Value of Warrants as of December 31, 2021	Exercise Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
	(in thousands)	(in whole dollars)				(in years)
Private placement warrants	$83	$11.50	0%	75%	1.13%	4.1
In connection with the Merger, each of the Metromile Operating Company convertible preferred stock warrants outstanding as of December 31, 2020 was exercised for shares of Metromile Operating Company common stock. Therefore, there were no convertible preferred stock warrants outstanding after the Closing.
Through year ended December 31, 2021 and 2020, there were no transfers to or from any Level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.
3. Marketable Securities
The Company has investments in certain debt securities that have been classified as available-for-sale and recorded at fair value. These investments are included in both assets for securities with a maturity of one-year or less and assets for securities with a maturity of more than one-year. These securities are held in the Insurance Company and shown as restricted given that the transfer of these assets is subject to the approval of the state regulators. As of December 31, 2021 and December 31, 2020, deposits with various states consisted of bonds, cash and cash equivalents with carrying values of $5.2 million and $4.9 million, respectively.
Following the adoption of accounting guidance for credit losses on January 1, 2021, when marketable securities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an allowance for credit losses ("ACL") for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in other comprehensive income (loss) ("OCI"). The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net

Table of Contents	Index to Financial Statements
realized capital gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible. For further information refer to Note 1, Basis of Presentation and Significant Accounting Policies.
Prior to January 1, 2021, when evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included in the consolidated statements of other comprehensive loss. Realized gains and losses on sales of investments are generally determined using the specific identification method and are included in the consolidated statements of operations.
As of December 31, 2021 and December 31, 2020, the Company did not recognize credit losses or other-than-temporarily impairment losses, respectively.
The amortized cost and fair value of investments in fixed maturities classified as available-for-sale as of December 31, 2021 and December 31, 2020 are presented below (in thousands):

	As of December 31, 2021
	Amortized Cost	ACL¹	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$2,547	$—	$—	$(2)	$2,545
U.S. treasury and agency securities	35,385	—	—	(104)	35,281
Commercial paper	16,081	—	—	—	16,081
Asset backed securities	8,728	—	—	(10)	8,718
Total marketable securities - restricted	$62,741	$—	$—	$(116)	$62,625
¹ Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2021. For further information refer to Note 1, Basis of Presentation and Significant Accounting Policies.

	As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$5,938	$17	$—	$5,955
U.S. treasury securities	6,994	—	—	6,994
Commercial paper	8,791	—	—	8,791
Asset backed securities	2,911	—	—	2,911
Total marketable securities - restricted	$24,634	$17	$—	$24,651
The amortized cost and estimated fair value of marketable securities as of December 31, 2021 and December 31, 2020 and are shown below by contractual maturity (in thousands):

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$41,603	$41,596
Due between one to five years	21,138	21,029
	$62,741	$62,625

	As of December 31, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$21,603	$21,629
Due between one to five years	3,031	3,022
	$24,634	$24,651

Table of Contents	Index to Financial Statements
The following table summarizes, for all fixed maturities classified as available-for-sale in an unrealized loss position at December 31, 2021, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in Note 2, Fair Value. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in Note 1, Basis of Presentation and Significant Accounting Policies in determining whether a credit loss impairment exists.

	As of December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities - restricted
Corporate debt securities	$737	$(2)	$—	$—	$737	$(2)
U.S. treasury and agency securities	31,809	(104)	—	—	31,809	(104)
Commercial paper	1,808	—	—	—	1,808	—
Asset backed securities	8,716	(10)	—	—	8,716	(10)
Total in an unrealized loss position	$43,070	$(116)	$—	$—	$43,070	$(116)

	As of December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities - restricted
Corporate debt securities	$2,826	$—	$—	$—	$2,826	$—
U.S. treasury and agency securities	1,016	—	—	—	1,016	—
Commercial paper	—	—	—	—	—	—
Asset backed securities	593	—	—	—	593	—
Total in an unrealized loss position	$4,435	$—	$—	$—	$4,435	$—

Table of Contents	Index to Financial Statements
4. Business Combinations
INSU
As described in Note 1, Basis of Presentation and Significant Accounting Policies, the Merger with INSU was consummated on February 9, 2021 (the “Closing Date”). For financial accounting and reporting purposes under GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. As a result, the historical operations of Metromile Operating Company are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Metromile Operating Company prior to the Business Combination; (ii) the combined results of the Company and Metromile Operating Company following the Business Combination; (iii) the assets and liabilities of Metromile Operating Company at their historical cost; and (iv) the Company’s equity structure for all periods presented.
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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2021 (dollars in thousands).

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
Lemonade
As described above in Note 1, Basis of Presentation and Significant Accounting Policies the Company and Lemonade have entered into the Agreement, pursuant to which Lemonade will acquire the Company in an all-stock transaction that implies a fully diluted equity value of approximately $500 million, as of November 5, 2021 which was the last full trading day prior to public announcement of the Proposed Transaction, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as of September 30, 2021.
In accordance with the Agreement, at the First Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”).
At the First Effective Time, (i) each Metromile stock option that is held by an individual who, as of November 8, 2021, was not employed or providing services to the Company or its subsidiaries shall be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the excess, if any, of the product of (1) the average of the volume weighted average trading prices per share of Lemonade common stock on NYSE on each of the 20

Table of Contents	Index to Financial Statements
consecutive trading days ending on (and including) the trading day that is three trading days prior to the First Effective Time multiplied by the Exchange Ratio (the “Per Metromile Share Price”), over the (2) the per share exercise price of such Metromile stock option, multiplied by (B) the total number of shares subject to such Metromile stock option; (ii) each other Metromile stock option shall be assumed by Lemonade and automatically converted into a stock option to acquire number of shares of Lemonade common stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares subject to the Metromile stock option and (B) the Exchange Ratio, with an exercise price per share of Lemonade common stock (rounded up to the nearest whole cent) equal to (1) the per share exercise price of the Metromile stock option divided by (2) the Exchange Ratio; (iii) each award of Metromile restricted stock units that (A) is held by any non-employee director of Metromile or (B) vests based on the achievement of one or more performance criteria shall be cancelled and converted automatically into the right to receive an amount in cash equal to the Per Metromile Share Price in respect of each share of common stock underlying such Metromile restricted stock units (in the case of performance-based Metromile restricted stock units, based on actual performance); (iv) each other award of Metromile restricted stock units shall be assumed by Lemonade and automatically converted into an award of Lemonade restricted stock units covering a number of shares of Lemonade common stock equal to (A) the number of shares of Metromile common stock underlying such Metromile restricted stock units multiplied by (B) the Exchange Ratio; and (v) each Metromile warrant exercisable for shares of the Company’s common stock shall be assumed by Lemonade and converted into a corresponding warrant denominated in shares of Lemonade Common Stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio). Except as otherwise set forth above, each Metromile stock option, restricted stock unit award, and warrant assumed by Lemonade shall continue to have the same terms and conditions as applied immediately prior to the First Effective Time.
The consummation of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions, some of which have been completed, including among others (i) the effectiveness of the registration statement on Form S-4 registering the shares of Lemonade Common Stock issuable in the Proposed Transaction and absence of any stop order or proceedings by the SEC with respect thereto; (ii) the adoption of the Agreement by holders of a majority of the outstanding shares of the Company’s common stock; (iii) the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) receipt of other material regulatory consents and approvals; (v) the approval for listing on the New York Stock Exchange of the shares of Lemonade Common Stock to be issued pursuant to the Agreement; (vi) the absence of governmental restraints or prohibitions preventing the consummation of the Proposed Transaction; (vii) subject to specified materiality standards, the truth and accuracy of the representations and warranties made by each party; (viii) the compliance with or performance by the other party in all material respects of the covenants in the Agreement; and (ix) the absence of a material adverse effect on each party.
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
As of December 31, 2021, the Company has incurred $3.5 million in transaction costs, in connection with the Proposed Transaction, that are expensed as incurred and included within Other operating expenses of the consolidated statements of operations.
5. Website and Software Development Costs, Net
Website and software development costs consist of the following (in thousands):

	December 31,
	2021	2020
Capitalized website and software development costs	$81,782	$64,478
Accumulated amortization	(55,916)	(46,077)
Capitalized website and software development costs, net	$25,866	$18,401
For the years ended December 31, 2021 and 2020 total amortization expense was approximately $11.3 million and $11.2 million respectively. For the years ended December 31, 2021 and 2020 the net amount of capitalized website and software development costs written off was approximately $0 million for both periods.

Table of Contents	Index to Financial Statements
6. Telematics Devices, Improvements, and Equipment, Net
Telematics devices, improvements, and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Telematics devices	$12,506	$14,018
Equipment	2,692	2,677
Leasehold improvements	7,397	7,324
Property and equipment, gross	22,595	24,019
Accumulated depreciation and amortization	(8,941)	(11,303)
Telematics devices, improvements, and equipment, net	$13,654	$12,716
The Company has one major vendor that supplies all telematics devices. The Company expects to maintain this relationship with the vendor for the foreseeable future. As of December 31, 2021 and 2020, the Company had approximately 74,500 and 49,200 telematics devices available to send to policyholders, respectively.
7. Deferred Policy Acquisition Costs, Net
Deferred policy acquisition costs, net ("DPAC") consists of the following (in thousands):

	December 31, 2021	December 31, 2020

Deferred policy acquisition costs	$11,533	$10,511
Deferred ceding commission [1]	(114)	(1,202)
Accumulated amortization	(9,986)	(8,653)
Deferred policy acquisition costs, net	$1,433	$656
[1] As of June 30, 2021, the Company had commuted all of its reinsurance agreements. Balance from this period onward represents deferred commissions from the Company's relationship with NGI. See Note 1, Basis of Presentation and Significant Accounting Policies for more detail regarding NGI.
For the years ended December 31, 2021 and 2020 , total amortization expense was approximately $1.3 million and $1.5 million, respectively. During all periods presented the amortization expense was included as part of sales, marketing and other acquisition costs in the Company’s consolidated statements of operations.
8. Digital Assets, Net
In June 2021, the Company purchased and received $1.0 million of bitcoin. During the year ended December 31, 2021 , the Company recorded $0.2 million of impairment losses on bitcoin. There were no realized gains or losses recognized during the year ended December 31, 2021. As of December 2021, the carrying value of the Company’s bitcoin digital assets held was $0.8 million, which reflects cumulative impairments of $0.2 million. The fair market value of bitcoin held as of December 31, 2021, was $1.3 million.

Table of Contents	Index to Financial Statements
9. Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance recoverable, as of December 31, 2021, and 2020 (in thousands):

	For the years ended December 31,
	2021	2020
Balance at January 1	$57,093	$52,222
Less reinsurance recoverable	(33,941)	(28,837)
Net balance at January 1	23,152	23,385

Incurred related to:
Current year	88,640	16,140
Prior years	(350)	4,793
Total incurred	88,290	20,933

Paid related to:
Current year	45,640	6,425
Prior years	(7,636)	14,741
Total paid	38,004	21,166

Net balance at end of period	73,438	23,152
Plus reinsurance recoverable	—	33,941
Balance at end of period	$73,438	$57,093
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
Accordingly, future events may result in ultimate losses and LAE significantly varying from a reasonable provision as of the date of estimation. Unfavorable development of claims in future years could result in a significant negative impact on operations, stockholders’ surplus, and risk-based capital. Such development, if not offset by other increases in stockholders’ surplus, could result in the insurance departments of the state of domicile taking regulatory actions against the Company.
In 2021, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of adverse loss development on injury coverages which may be influenced by the increased uncertainty in claim emergence from the pandemic. In 2020, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of adverse LAE development. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies.
The following is supplementary information about average historical claims duration as of December 31, 2021. Given the stage of the Insurance Company, historical data for claims is limited to five years.

Table of Contents	Index to Financial Statements
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile	51%	24%	11%	6%	2%

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims amounts.
The information about incurred and paid claims development for the years ended December 31, 2017 to December 31, 2021, including claim frequency, is presented below (dollars in thousands). The Company tracks claim frequency by individual claimant.

	Automobile					As of December 31, 2021
	Incurred loss and loss adjustment expenses, net of reinsurance For the Years Ended December 31,					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$34,309	$36,244	$36,326	$37,529	$38,619	$1,090	29,064
2018		37,879	36,501	38,657	38,585	$2,529	44,097
2019		—	31,705	32,954	31,097	$3,804	51,101
2020		—	—	16,140	16,546	$6,585	37,239
2021					88,640	$23,136	41,483
				Total	$213,487

	Automobile
	Cumulative paid loss and loss adjustment expenses, net of reinsurance For the Years Ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$21,246	$29,988	$33,987	$36,121	$36,898
2018		20,771	30,154	34,465	34,142
2019			17,032	25,235	21,630
2020				6,426	1,773
2021					45,640
Total					$140,083
All outstanding liabilities before 2017, net of reinsurance					$34
Liabilities for loss and LAE, net of reinsurance					$73,438
*Unaudited required supplemental information.
The following table reconciles the incurred and paid claims development to the liability for losses and loss adjustment expenses for the year ended December 31, 2021 (in thousands):

Total incurred losses and loss adjustment expenses, net of reinsurance	$216,785
Total paid losses and loss adjustment expenses, net of reinsurance	(143,347)
Liabilities for loss and LAE, net of reinsurance	73,438
Reinsurance recoverable on losses and LAE	—
Loss and loss adjustment expense reserves, gross of reinsurance	$73,438
10. Reinsurance
During the periods presented, the Company used reinsurance contracts to protect itself from losses due to concentration of risk and to manage its operating leverage ratios. As of December 31, 2021, the Company has commuted all of its reinsurance agreements. Details regarding the commutation settlement agreements include the following:
•In February 2021, Metromile Insurance Company entered into a settlement agreement with Horseshoe Re Limited (“Horseshoe”) to commute the reinsurance agreements with effective dates beginning May 1, 2017, May 1, 2018,

Table of Contents	Index to Financial Statements
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
In addition, the Company received revenue from the reinsurers related to the acquisition costs incurred related to the ceded policies. The revenue was based on the number of policies newly ceded to the reinsurers. During the years ended December 31, 2021 and 2020 the Company received $4.7 million and $11.3 million, respectively, for acquisition costs from the reinsurers, pursuant to the existing reinsurance agreements. This revenue is recorded in other revenue on the consolidated statements of operations.
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
The effect of the Company’s reinsurance agreements on premiums, loss and LAE related to the insurance company for the years ended December 31, 2021 and December 31, 2020 is as follows (in thousands):

	December 31, 2021
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$110,719	$111,063	$15,726	$102,991	$73,438
Ceded	(19,411)	(33,080)	—	(14,701)	—
Net	$91,308	$77,983	$15,726	$88,290	$73,438

	December 31, 2020
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$100,611	$99,712	$16,070	$74,943	$57,093
Ceded	(85,504)	(84,740)	(13,668)	(54,010)	(33,941)
Net	$15,107	$14,972	$2,402	$20,933	$23,152

Table of Contents	Index to Financial Statements
11. Notes Payable, net
The following table summarizes the Company’s debt outstanding, net of issuance costs (in thousands):

	December 31, 2021	December 31, 2020

2019 Loan and Security Agreement	$—	$25,000
Subordinated Note Purchase and Security Agreement	—	32,461
Paycheck Protection Program Loan	—	5,880
Principal Amount Due	—	63,341
Less: Unamortized debt issuance costs and discounts	—	(11,407)
Notes payable, net	$—	$51,934
Paycheck Protection Program Loan
In April 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act for approximately $5.9 million. The loan was evidenced by a promissory note and bore interest at 1% with payments deferred for 10 months after the covered period of 24 weeks. Monthly payments of principal and interest of approximately $0.3 million would have begun in September 2021 and continued through maturity in April 2022, if required. The loan was subject to partial or full forgiveness if the Company: used all proceeds for eligible purposes; maintained certain employment levels; and maintained certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations and guidance. In connection with the Merger with INSU, the loan was repaid in February 2021 and is no longer outstanding.
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
2019 Loan and Security Agreement
In December 2019, the Company entered into a Loan and Security Agreement (the “2019 Loan and Security Agreement”) with a group of lenders for a term loan in the amount of $25.0 million. Minimum payments of interest were due monthly through December 2021. Beginning in January 2022, equal payments of principal would have been due monthly in an amount necessary to fully amortize the loan by June 5, 2024. An end of term payment of $0.6 million was due at maturity or date of any prepayment. At the time of origination, the lender was granted a warrant to purchase Series E convertible preferred stock, estimated to have a fair value of $0.5 million at issuance. The warrants were exercised in February 2021 and are no longer outstanding. The loan was secured by substantially all assets of the Company. The Company was required to obtain the lender’s consent regarding certain dispositions, and changes in business, management, or ownership including mergers and acquisitions, as more fully described in the 2019 Loan Agreement. The balance outstanding net of debt issuance costs for the 2019 Loan Agreement was $24.3 million as of December 31, 2020. The loan was prepaid in February 2021.
The loan was able to be prepaid in an amount equal to the outstanding principal, accrued interest, and the end of term fee, plus a prepayment charge of 3% if paid in the first year after the effective date, 2% if paid in the second year after the effective date, or 1% if prepaid after the second year subsequent to the effective date.

Table of Contents	Index to Financial Statements
12. Leases, Commitments, and Contingencies
Leases
Metromile has non-cancellable and cancellable operating lease agreements for two real estate locations in Tempe, Arizona and its corporate headquarters in San Francisco, California with various expiration dates through 2030. The Company had an additional operating lease agreement for real estate in Boston, Massachusetts, which expired on December 31, 2021, that was present throughout both 2020 and 2021. The right-of-use asset as of December 31, 2021 was $14.2 million and is included in Prepaid expenses and other assets on the Consolidated Balance Sheets. The lease liability as of December 31, 2021 was $18.4 million and is included in Other liabilities in the Consolidated Balance Sheets. Metromile does not recognize a right-of-use asset and lease liability arising from leases with a term of 12 months or less. The Company’s lease payments consisted primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses over base operating expenses as defined in each lease agreement. The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases is 7.6 years and 5.1% at December 31, 2021. The weighted average remaining lease term does not include any renewal options at the election of the Company.
Components of the Company’s operating lease expense are as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$2,785
Short-term lease cost	—
Variable lease cost	187
Total lease costs included in other operating expenses	$2,972
The weighted average remaining operating lease term and weighted average discount rate used in the calculation of the Company’s lease assets and lease liabilities were as follows (in thousands):

Year Ended December 31, 2021
Weighted average remaining operating lease term (in years)	7.6
Weighted average discount rate	5.1%
Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Year Ended December 31, 2021
Operating cash flows from operating leases	$3,257
Right-of-use assets obtained in exchange for new lease liabilities	$—

Table of Contents	Index to Financial Statements
Maturities of operating lease liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31,	Leases
2022	$2,181
2023	2,373
2024	2,500
2025	1,849
2026	2,027
Thereafter	7,969
Total lease payments	$18,899
Less: imputed interest	495
Total lease liability	$18,404
The following table summarized the future minimum lease payments due under operating leases as of December 31, 2020 and reflect the application of the prior year lease standard (ASC 840, Leases). These amounts were disclosed in the Company’s prior year audited financial statements for the year ended December 31, 2020 (in thousands):

Year Ended December 31,	Purchase Obligations	Leases	Total
2021	$3,949	$3,276	$7,225
2022	—	3,093	3,093
2023	—	3,181	3,181
2024	—	3,190	3,190
2025	—	2,433	2,433
Thereafter	—	11,186	11,186
Total minimum lease payments	$3,949	$26,359	$30,308
The total rental expense recognized in accordance with ASC 840 was $2.9 million in 2020.
Litigation
Shareholder Matters
The Company and/or its current and/or former directors and/or executive officers are named as defendants in a number of lawsuits initiated by putative holders of Metromile, Inc. common stock.
On November 8, 2021, the Company entered into an Agreement with Lemonade. Following the announcement of the Lemonade transaction, multiple complaints were filed against the Company and certain current and former officers and directors alleging that the Company’s disclosures concerning the Lemonade transaction were incomplete. The Company believes that these claims lack merit and intends to defend against them vigorously. At this time an estimate of the probable loss or range of loss cannot be made.
Since the Agreement announcement, the Company also received demands to inspect its books and records under Delaware General Corporation Law Section 220. The demands seek various documents related to the sale process leading up to the Company’s transaction with Lemonade.
13. Stockholders’ Equity
Common Stock
As of December 31, 2021, the Company had authorized a total of 640,000,000 shares for issuance as common stock. As of December 31, 2021, the Company had 128,221,885 shares of common stock issued and outstanding.
Preferred Stock
As of December 31, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2021, the Company had no shares of preferred stock outstanding.

Table of Contents	Index to Financial Statements
14. Public and Private Warrants
As of December 31, 2021, the Company had 7,666,646 public warrants and 180,000 private placement warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2021, which was the later of 30 days after the completion of the Business Combination or 12 months from INSU’s IPO closing date. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
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
15. Stock Option Plans
Restricted Stock Units (“RSUs”)
During the year ended December 31, 2021 , the Company granted 11,130,711 restricted stock units (“RSUs”) under the 2021 Plan of which 1,301,843 RSUs were fully vested at the time of grant and vesting of 9,828,868 RSU grants is conditional based on continued employment or service for a specified period. Compensation cost related to RSU grants is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of the Company's common stock on the grant date. For the year ended December 31, 2021, the Company recorded compensation expense of $20.6 million and related to non-performance based RSUs.
A summary of the Company’s RSUs as of December 31, 2021 is presented in the table below:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	—	$—
Granted	11,130,711	8.67
Vested	(2,742,608)	10.39
Forfeited	(1,146,123)	7.61
Balance at December 31, 2021	7,241,980	$8.19
As of December 31, 2021 , there was $63.9 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.79 years. The total grant date fair value of shares vested during the year ended December 31, 2021 was $28.6 million.
Performance Based Awards
As of December 31, 2020, the Company had issued 150,000 outstanding performance-based awards (“PSUs”) to Dan Preston, Metromile’s Chief Executive Officer (“CEO”). As of the Closing, the performance-based provision was achieved for the outstanding performance-based awards as the Company completed a change in control event, and the Company recognized the expense related to these PSUs on the Closing date as there were no remaining vesting provisions. As a result, the Company recorded $2.5 million in stock-based compensation expense for the year ended December 31, 2021 .
In the year ended December 31, 2021 , the Company has issued 2,761,087 PSUs most of which each have a term of five years, subject to continuous services by each holder. One third of PSUs that vest are based on a specific number of policies in force achieved by the Company. One third of the PSUs that vest are based on the Company achieving positive operating cash flow for a period of at least one financial quarter. One third of the PSUs vest based on a market condition of the Company achieving a specific price per share for at least 20 days in a 30-day trading window. Once the performance targets are met, the PSUs that relate to the specific performance target vest immediately. For the year ended December 31, 2021 , the Company had recorded $9.4 million in expense from the PSUs related to the market

Table of Contents	Index to Financial Statements
condition. None of the performance conditions were probable of being satisfied as of December 31, 2021 and, therefore, there is no unrecognized stock compensation related to PSUs.
In the year ended December 31, 2021 , the Company granted separate tranches of PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2021:

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

Table of Contents	Index to Financial Statements
The following assumptions were used to estimate the value of options granted during the years ended December 31, 2021 and December 31, 2020:

Year ended December 31, 2021
Forfeiture rate	26.2%
Volatility	62.00%
Expected term (years)	5.33
Risk-free interest rate	0.53%
Expected dividends	—

Year ended December 31, 2020
Forfeiture rate	19.62% - 25.76%
Volatility	47.00% - 62.00%
Expected term (years)	4.95 - 7.00
Risk-free interest rate	0.26% - 1.73%
Expected dividends	—
Stock Option Activity
The following table summarizes the activity of the Company’s stock option plan:

	Stock Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,931,024	$2.61	8.10	$70,192
Options granted	4,231	14.45
Options exercised	(1,103,263)	2.21
Options cancelled or expired and returned to plan	(2,457,488)	2.38
Outstanding as of December 31, 2021	2,374,504	3.00	8.25	$375
Vested and exercisable to vest as of December 31, 2021	767,785	2.97	7.91	$352
Vested and expected as of December 31, 2021	1,670,909	$3.00	8.11	$374
The fair value of stock options granted are recognized as compensation expense in the consolidated statements of operations over the related vesting periods. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2021 and 2020 was $7.69 and $3.13, respectively. As of December 31, 2021 , there was approximately $1.5 million of unrecognized stock-based compensation cost related to stock options granted under the Plan, respectively, which is expected to be recognized over an average period of 2.12 years.
The following table illustrates stock-based compensation expense for employee and non-employee RSUs and options for the year ended December 31, 2021 and 2020 (in thousands).

	Years Ended December 31,
	2021	2020

Cost of revenues	$883	$104
Research and development	3,932	714
Sales and marketing	1,222	44
Other operating expenses	27,865	595
Total stock-based compensation	$33,902	$1,457

Table of Contents	Index to Financial Statements
16. 401(k)
The Company has a 401(k) retirement plan that covers all employees who have met certain eligibility requirements. The 401(k) plan provides for voluntary contributions by employees of up to 90% of their eligible compensation, subject to the maximum allowed by law. The Company is not required to make contributions to the plan but can make discretionary contributions. Beginning in the second half of 2021, all full-time Metromile employees have the option to contribute to the 401(k) retirement plan through the standard pre-tax or Roth in which the Company then offers a match of 3.5% funded with MILE (Metromile stock). The Company incurred expenses related to the 401(k) match of $0.8 million during the year ended December 31, 2021, $0.5 million of which was contributed to the plan in 2021 with the remaining amount to be contributed in the first quarter of 2022. The Company did not make any contributions to the plan during the year ended December 31, 2020.
17. Income Taxes
The components of the Company’s federal income tax expense (benefit) are as follows:

	December 31, 2021	December 31, 2020
Current	$—	$—
Deferred	—	(84)
Income tax expense (benefit)	$—	$(84)
The following table presents a reconciliation of the tax expense (benefit) based on the statutory rate to the Company's actual tax expense (benefit) in the consolidated statements of operations:

	December 31, 2021	December 31, 2020
Statutory tax expense	$(45,456)	$(25,241)
Warrants – mark to market	545	14,552
Research and development tax credit	(1,555)	(1,170)
Change in valuation allowance	43,604	11,435
Other, net	2,862	340
Income tax expense (benefit)	$—	$(84)
The following table summarizes information regarding the Company's deferred tax assets, deferred tax liabilities and valuation allowance (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$125,037	$73,364
Tax credit carryforwards	7,388	4,780
Unearned premium reserves	662	103
Discounting of unpaid losses	631	167
Stock compensation	2,487	501
Other	324	1,048
Total deferred tax assets	136,529	79,963

Deferred tax liabilities:
Depreciation & Amortization	(6,507)	(3,691)
Total deferred tax liabilities	(6,507)	(3,691)
Net deferred tax assets before valuation allowance	130,022	76,272
Less valuation allowance	(130,022)	(76,272)
Balance end of year	$—	$—
Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The company is also in a cumulative loss position. Accordingly, net deferred tax assets have been fully offset by a valuation allowance.

Table of Contents	Index to Financial Statements
As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $475 million and $463 million, respectively. As of December 31, 2020, the Company had federal and state NOL carryforwards of approximately $279 million and $258 million, respectively. Of the Company’s NOLs, $142 million of federal losses will begin to expire in the years 2031 through 2041 and $334 million of losses can be carried forward indefinitely. State NOL’s have varying expiration periods, beginning from 2027 to 2040.
As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of approximately $5 million and $4 million, respectively. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of approximately $4 million and $3 million, respectively. The federal tax credit carryforwards expire at various dates beginning in 2033 if not utilized. The state tax credit carryforwards do not expire.
In October 2016, the Company underwent a change of control under Section 382 of the Internal Revenue Code by the purchase of interest by additional investors. Accordingly, a portion of the Company’s deferred tax assets are subject to an annual limitation under Section 382. The deduction limitation is approximately $4 million in 2016, $12 million from 2017 to 2020, $9.5 million in 2021 and $4.2 million each following year. The annual deduction limitations apply to approximately $90.1 million of net operating losses and $4.2 million of research and development credits (grossed up for tax). The Company is not expected to lose any deferred tax assets as a result of these limitations. We may experience ownership changes in the future as a result of subsequent shift in our stock ownership.
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities (in thousands):

	December 31, 2021	December 31, 2020
Gross unrecognized tax benefit, beginning of the year	$1,754	$1,364
Increases related to tax positions taken during current year	519	390
Gross unrecognized tax benefit, ending balance	$2,273	$1,754
At December 31, 2021, all unrecognized tax benefits, if realized, would create additional deferred tax assets, which would be subject to a full valuation allowance. Accordingly, any recognition would not affect the Company's tax rate.
The Company does not anticipate any material reversals of unrecognized tax benefits in the next 12 months.
A number of the Company’s tax returns remain subject to examination by taxing authorities for tax years from 2011 to 2017 with respect to the amount of tax attribute carryovers only and 2018 and later under general statutes of limitation.
The Company is not currently under examination by income tax authorities in any federal or state jurisdictions.
18. Segment and Geographic Information
The Company operates in the following two reportable segments, which are the same as its operating segments:
–Insurance Services. Providing insurance policies for automobile owners
–Enterprise Business Solutions. Providing access to its developed technology under SaaS arrangements along with professional services to third party customers.
Operating segments are based upon the nature of the Company’s business and how its business is managed. The Company’s Chief Operating Decision Maker (“CODM”) is its CEO. The CODM uses the Company’s operating segment financial information to evaluate segment performance and to allocate resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting.
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
The total assets of the Insurance services and Enterprise business solutions segments are $305.7 million and $7.7 million, respectively as of December 31, 2021, and $196.1 million and $6.1 million, respectively as of December 31, 2020. The consolidated total assets of Operating segments are $313.4 million and $202.2 million as of December 31, 2021 and December 31, 2020, respectively.

Table of Contents	Index to Financial Statements
The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Years Ended December 31,
	2021	2020
Revenue:
Insurance services	$99,973	$29,395
Enterprise business solutions	4,924	5,669
Total revenue	$104,897	$35,064

Contribution:
Insurance services	$(5,624)	$11,914
Enterprise business solutions	(3,380)	(563)
Total contribution	$(9,004)	$11,351
The following table provides a reconciliation of the Company’s total reportable segments’ contribution to its total loss from operations (in thousands):

	Years Ended December 31,
	2021	2020
Total segment contribution	$(9,004)	$11,351
Ceded premium, losses and LAE	(5,082)	15,443
Other income	2,373	2,421
Policy services expenses and other	5,884	2,676
Sales, marketing, and other acquisition costs	102,165	5,029
Research and development	8,565	2,433
Amortization of capitalized software	11,306	11,188
Other operating expenses	63,491	16,981
Loss from operations	(197,706)	(44,820)
Total other expense	18,753	75,361
Loss before taxes	$(216,459)	$(120,181)
Geographical Breakdown of Direct Earned Premiums
Direct earned premium by state is as follows (in thousands):

	Years Ended December 31,
	2021	2020
California	$64,186	$58,276
Washington	13,504	11,391
New Jersey	10,944	9,155
Oregon	7,148	7,232
Illinois	4,404	4,474
Arizona	5,650	4,527
Pennsylvania	2,836	2,932
Virginia	2,391	1,725
Total premiums earned	$111,063	$99,712
During the years ended December 31, 2021 and 2020, the Company recognized $4.3 million and $5.7 million of revenue earned from customers outside the United States, respectively. Revenue generated outside of the United States is related to the Company's Enterprise business solutions segment. Long-lived assets are all held in the U.S. For the year ended December 31, 2020 and 2021, substantially all of the Company’s revenue was earned from customers residing in the United States.

Table of Contents	Index to Financial Statements
19. Net Loss per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to the Company's common stockholders:

	Years ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders ($ in thousands)	$(216,459)	$(120,097)
Denominator:
Weighted average common shares outstanding - basic and diluted	114,609,563	8,890,631
Net loss per share attributable to common stockholders - basic and diluted	$(1.89)	$(13.51)
As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of Common Stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2021	2020

Convertible preferred stock	—	68,776,614
Outstanding stock options - Stock Plan	2,374,504	5,931,024
Warrants for preferred stock	—	9,574,556
Warrants for common stock	7,846,666	—
Restricted stock units	11,357,714	—
Total anti-dilutive securities	21,578,884	84,282,194
20. Related Party Transactions
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
In March 2018, the Company entered into an agreement with a third party under which the Company developed proprietary software solutions and provides access to and use of such software solutions and related services. In July 2018, the third party became an investor of the Company as part of the Series E convertible preferred stock Financing. During the years ended December 31, 2021 and 2020 , the Company recognized $4.3 million and $5.7 million of revenue from the investor, respectively. The Company had no accounts receivable balances from the investor as of December 31, 2021 and December 31, 2020, respectively. The Company continues to enter into contracts with the investor related to the Company’s Enterprise business solutions (see Note 18, Segment and Geographic Information).
An executive of Hudson, who the Company entered into a Note Purchase and Security Agreement with in 2020 (see Note 11, Notes Payable, net), is on the Company’s Board of Directors. This loan was repaid in March 2021 and is no longer outstanding.
21. Statutory Financial Information
The Insurance Company is subject to regulation and supervision in each of the jurisdictions where it is domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to stockholders, periodic examinations, and annual and other report filings. Such regulation is generally for the protection of the policyholders rather than stockholders. The NAIC uses

Table of Contents	Index to Financial Statements
risk-based capital standards for property and casualty insurers as a means of monitoring the financial strength of insurance companies.
The Insurance Company maintained statutory capital and surplus and had statutory net loss as of and for the years ended December 31, 2021 and 2020 as follows (in thousands):

	December 31,
	2021	2020
Statutory capital and surplus	$32,639	$22,453
Statutory net loss	$(825)	$(2,078)
The policyholder’s surplus of the Insurance Company as of December 31, 2021 included capital contributions from Metromile of $28.6 million.
Dividend payments are restricted by the laws of the State of Delaware. The maximum amount that can be paid without prior notice or approval is the greater of 10% of surplus as regards policyholders as of the preceding December 31 or net income not including realized capital gains for the twelve-month period ending the preceding December 31. Because the Company has an unassigned deficit at December 31, 2021 and 2020, the Company’s dividend policy is governed by Section 5005(B) of the Delaware insurance code whereby a domestic insurer may not declare or pay a dividend or other distribution from any source other than earned surplus without the commissioner’s prior approval. The Insurance Company paid no dividends to the Company in 2021 or 2020.
The Insurance Company is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under these requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. As of December 31, 2021 and 2020, the Insurance Company’s capital and policyholders’ surplus exceeded the minimum RBC requirements.
22. Subsequent Event
Reinsurance Agreement
Effective January 01, 2022, the Company entered into an agreement with Swiss Reinsurance America Corporation. On a prospective basis, under the terms of the transaction, 25% of the Company's gross written premiums, losses, and LAE related to its business is ceded to the reinsurer through June 30, 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with U.S. GAAP.
Management’s annual report on internal control over financial reporting
The management of Metromile, Inc. and its subsidiaries (“Metromile”) is responsible for establishing and maintaining adequate internal control over financial reporting for Metromile as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2021, we had a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
There was ineffective design and operation of information technology general controls ("ITGCs") in the area of program change-management and user access over certain information technology ("IT") systems that support the Company’s financial reporting processes. As a result, business process controls that were dependent on information derived from the affected IT systems were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements to the financial statements and there were no changes in previously released financial results.
The ITGC material weakness may have an impact to the Company’s financial reporting process which creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with U.S. GAAP.

Remediation plan
Management has taken steps with the intention of remediating the material weakness described above. We updated and implemented user access and change management policies. We established a Change Management Committee to monitor change management processes and controls. The remediation of the material weakness described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. While significant progress has been made, additional time is required to completely assess and ensure the sustainability of the relevant processes. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Remediation of previously reported material weakness in internal control over financial reporting
On April 12, 2021, the Acting Director of the Division of Corporate Finance and the Acting Chief Accountant of the SEC issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Statement”). The Statement indicated that when certain features are included in warrants issued in special purpose acquisition company (“SPAC”) transactions, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Management analyzed and evaluated INSU’s financial statements previously filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and concluded that there was a material misstatement related to the accounting for complex financial instruments in the historical financial statements of INSU for the year ended December 31, 2020. We have filed a Current Report on Form 8-K under Item 4.02 that includes a statement of non-reliance on such historical financial statements and filed an Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 with the SEC on June 2, 2021.
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
We have taken steps to remediate the material weakness described above by, among other things, devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. We have enhanced these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
Changes in internal control over financial reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting, other than those noted above relating to the accounting treatment of complex financial instruments, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Attestation report of the Company’s registered public accounting firm
Metromile's independent registered public accounting firm, Moss Adams LLP, has issued an adverse audit report on the Company's internal control over financial reporting as of December 31, 2021, appearing in Item 8 of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective ages are listed below:
Executive Officer

Name	Age	Position
Dan Preston	36	Chief Executive Officer and Director (Class I)
Regi Vengalil	39	Chief Financial Officer
Lindsay Alexovich	39	Chief Accounting Officer
Jesse McKendry	49	Vice President, Insurance
Non-Employee Directors

Name	Age	Class	Position
Colin Bryant(1)(2)	44	I	Director
John Butler(2)	45	III	Director
Sandra Clarke(1)	53	II	Director
Ryan Graves(2)(3)	38	II	Director
Vikas Singhal(1)(3)	41	I	Director
*Our Board membership is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term.
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
Executive Officers
Dan Preston, Chief Executive Officer, joined Metromile in 2013 as Chief Technology Officer before becoming Chief Executive Officer, a position he has held since 2014. Under his leadership, Metromile has experienced significant policy, premium and employee growth. Metromile has also established itself as the industry leader in leveraging artificial intelligence and machine learning to improve the customer experience and lower loss ratios. Metromile has been voted a Best Place to Work by Glassdoor and the Phoenix Business Journal. Prior to joining Metromile, Mr. Preston was the co-founder and chief technology officer of AisleBuyer, a mobile retail innovator that was acquired by Intuit Inc. in April 2012. He has published several research papers on machine learning with applications such as astrophysics, remote sensing, and computer vision. Mr. Preston holds a master’s degree in Computer Science with a specialization in Artificial Intelligence, Machine Learning, and Computer Vision from Stanford University and a Bachelor’s degree in Computer Science from Brandeis University, where he received the Michtom Prize for Outstanding Achievement in Computer Science and graduated Summa Cum Laude with highest honors in Computer Science. We believe Mr. Preston is qualified to serve on our Board due to his role as our Chief Executive Officer.
Regi Vengalil, Chief Financial Officer, joined Metromile on May 24, 2021. Mr. Vengalil previously served as Chief Financial Officer of Egencia, the corporate travel division of Expedia Group. Mr. Vengalil joined Egencia as Chief Financial Officer in November 2019, in which role he was responsible for the division’s financial planning and operations, controllership and commercial finance, after previously serving as Global Head of Corporate Development & Strategy for Expedia Group from January 2017 to November 2019. Prior to that, Mr. Vengalil was an executive at Lending Club, an online lending marketplace, serving as Vice President, Strategy, M&A and Business Operations from May 2016 until January 2017. Previously Mr. Vengalil served as Vice President, Head of Strategy and Business Operations of Lending Club from November 2015 to May 2016 and Senior Director, Head of Corporate Strategy from October 2014 to November 2015. Mr. Vengalil is also currently a member of the Board of Porch Group, Inc., a home services vertical software company. Mr. Vengalil holds a Bachelor of Science degree in Economics and an MBA, both earned with honors, from the Wharton School at the University of Pennsylvania.
Lindsay Alexovich, Chief Accounting Officer, oversees Metromile’s accounting and financial reporting operations. She joined Metromile in 2017 as the Vice President, Controller, and became the Chief Accounting Officer in June 2020. She brings more than 15 years of accounting and finance experience, including in the insurance-technology industry. Before joining Metromile, from 2005-2017, Ms. Alexovich was a director at PricewaterhouseCoopers, an accounting firm, where she served as the chief auditor in San Francisco. She has deep experience working with both public and high-growth private companies, leading audits, and serving as the insurance and controls subject matter expert across national and global priority accounts. Ms. Alexovich is an alumna of American University and holds a Bachelor’s degree with honors in mathematics and a Bachelor of Science in business administration with honors with an accounting specialization. Ms. Alexovich is a licensed CPA in California.
Jesse McKendry, VP, Insurance, joined Metromile in January 2020. He oversees Metromile’s insurance product management and marketing efforts. Prior to joining Metromile, Mr. McKendry served in various insurance product management and marketing experience roles with Progressive Insurance, an insurance company from 2006 to 2020. He has also spent nearly a decade in auto supply chain and logistics, including Daimler and General Motors. Mr. McKendry holds an MBA from The Wharton School of the University of Pennsylvania, a master’s in mechanical engineering from Stanford University, and a Bachelor of Science degree in mechanical engineering from Michigan State University.
Non-Employee Directors
Colin Bryant. Mr. Bryant has served on our Board since 2018. Mr. Bryant has served as an Operating Partner of New Enterprise Associates, Inc., a venture capital firm, since June 2014. From 2002 to June 2014, Mr. Bryant was employed by Paladin Capital Group, a venture capital firm. In addition to his role on our Board, Mr. Bryant also serves as a member of the board of directors of several private companies. He holds a Bachelor of Arts degree in Philosophy from Haverford College. We believe Mr. Bryant is qualified to serve on our Board due to prior service as a director of Metromile, his experience in venture capital, and his service on the board of directors of numerous companies.
John Butler. Mr. Butler has served on our Board since August 2021. Mr. Butler has served as Portfolio Manager and Head of Cohen & Company’s U.S. Insurance Asset Management Platform and Global ILS Program since November 2017, and has served as the CEO of Cohen & Company Financial (Europe) Ltd since April 2019. Cohen & Company is an asset management business that manages investment products, including funds, managed accounts, Special Purpose Acquisition Companies (SPAC) equity, and collateralized debt obligations. Mr. Butler additionally serves as President and CEO of the INSU series of Special Purpose Acquisition Companies, blank check companies sponsored by Cohen & Company formed for the purpose of effecting a business combination with a primary focus in the insurance, reinsurance or insurance related sectors, since January 2019, including Insurance Acquisition Corp (NASDAQ: INSU, the name of our company prior to the merger in February 2021) from January 2019 to October 2020, INSU Acquisition Corp. II (NASDAQ: INAQ) from September 2020 to February 2021, and INSU Acquisition Corp III (NASDAQ: IIII) since December 2020. From October 2012 to November 2017, Mr. Butler worked for Twelve Capital AG, a European asset manager specializing in investment in the insurance sector, where he served in various senior roles including Managing Partner & Head of Investment Management, where he oversaw the investment of $4 billion, principally in fixed income and insurance linked securities. Earlier in his career, Mr. Butler held various reinsurance underwriting and management roles across a broad range of markets and business lines. Mr. Butler has served as a member of the Advisory Board of Kovrr Inc, an Israel-based provider of cyber insurance risk analytics since February 2020, and as the Vice Chair of the board of TCI Reinsurance Inc, a Puerto Rico-based reinsurance company since June 2020. Mr. Butler holds an Honors Degree in Law from the University of London, is an Associate of the Chartered Insurance Institute of the UK, a member of the Insurance Institute of Ireland, is qualified as a Chartered Insurer, and is a Freeman of the Worshipful Company of Insurers of the City of London. We believe Mr. Butler is qualified to serve on our Board due to his extensive experience in the insurance industry, his leadership experience, and his knowledge of various industry and market sectors.
Sandra Clarke. Ms. Clarke has served on our Board since August 2021. Ms. Clarke has served as Executive Vice President and Chief Financial Officer at Blue Shield of California, a tax-paying nonprofit health plan with over $20 billion in annual revenue serving more than 4 million members in the state’s commercial, individual and government markets, since August 2018. She oversees the company’s financial strategy, actuarial functions, and financial operations in addition to leading Enterprise Process Transformation, focused on transforming the member experience while reducing administrative expense. Clarke is also responsible for Corporate Development, where she plays a senior role in devising and enacting Blue Shield’s strategies to support growth and realize the company’s mission to transform healthcare. Prior to joining Blue Shield she served five years as Senior Vice President and Chief Financial Officer of Daiichi Sankyo, Inc., the United States subsidiary of Tokyo-based Daiichi Sankyo Co., Ltd., which develops and markets a range of pharmaceuticals. She actively serves as chair of Evio Pharmacy Solutions, LLC board of managers, board member at Altais (a subsidiary of Blue Shield of California) and the Plan Investment Fund (a money market mutual fund for Blue Cross Blue Shield companies and affiliates). Clarke also serves the San Francisco Chapter of the CFO Leadership Council (Steering Committee) and previously served on the Executive Leadership Team for the American Heart Association Bay Area Go Red for Women. She is active with the CCI Healthcare SFO Executive Group. Ms. Clarke has a Master of Science in Healthcare Law from Seton Hall University School of Law, a Master of Science in Accounting from Bentley University and a Bachelor of Science in Finance from the Massachusetts Institute of Technology. She was named by San Francisco Business Times as one of “The Most Influential Women in Bay Area Business 2019.” We believe Ms. Clarke is qualified to serve on our Board due to her years of executive experience as a financial steward directing worldwide financial organizations in insurance and other highly regulated, critical industries.
Ryan Graves. Mr. Graves has served on our Board since February 2021. Mr. Graves is the founder and chief executive officer of Saltwater Capital, a holding company for owned and operated businesses as well as investments. Prior to founding Saltwater Capital, from 2017 to 2019, Mr. Graves was on the Board of Directors of Uber Technologies, Inc., a ride-hailing technology company. Formerly, Mr. Graves served as the SVP Global Operations for Uber. Mr. Graves was the first employee, first chief executive officer, and a member of Uber’s founding team. Mr. Graves currently serves on the Board of Directors of charity:water, Pachama Inc., and Fort Point Beer. Mr. Graves holds a bachelor of the arts degree in economics from Miami University (OH). We believe Mr. Graves is qualified to serve on our board of directors due to his executive leadership experience, his experience in venture capital, and his service on the board of directors of several companies.

Vikas Singhal. Mr. Singhal has served on our Board since February 2021. Mr. Singhal joined Hudson Structured Capital Management Ltd., or HSCM, an asset management company, in February 2016 and has been a partner of HSCM since July 2017, with primary responsibilities in the Re/Insurance Strategy Department and the Insurtech Strategy. From September 2010 to January 2016, Mr. Singhal was a partner at Gracie Point, a specialty finance company he helped to start which focuses on specialty lending in the life insurance industry. Prior to Gracie Point, Mr. Singhal worked at Concord Capital Management from April 2004 to September 2010, focused on structured finance strategies in insurance. Mr. Singhal is also a member of the Board of Directors of Kairos Acquisition Corp. (NASDAQ:KAIR). Mr. Singhal graduated from Duke University with a Bachelor of Arts in Computer Science and holds a MBA from Stanford University, Stanford Graduate School of Business. We believe Mr. Singhal is qualified to serve on our board of directors due to prior service as a director of Metromile, his extensive experience in the insurance industry and his knowledge of Metromile’s principal markets.
Family Relationships
There are no family relationships among any of the directors and executive officers.
Audit Committee
The Board has established an audit committee, which currently consists of Colin Bryant, Sandra Clarke and Vikas Singhal. Each of the members of the audit committee satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee is able to read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. The Board has appointed Sandra Clarke as the chair of the audit committee, and each of Ms. Clarke and Mr. Singhal has been designated as an “audit committee financial expert” within the meaning of SEC regulations.
Code of Conduct and Ethics
The Board has adopted an amended and restated code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available under the Corporate Governance section of our website at www.metromile.com. We intend to disclose future amendments to our code of ethics, or any waivers of such code, on our website or in public filings. The reference to our website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file.
Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended December 31, 2021, except for Mr. Bryant, Ms. Alexovich and Mr. Andersen, each of whom had one late Form 4 filing reporting one transaction.
ITEM 11.    EXECUTIVE COMPENSATION
The following is a discussion and analysis of compensation arrangements of our named executive officers for the years ended December 31, 2021 and December 31, 2020. As we are entitled to report as a “smaller reporting company” for this Form 10-K we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.
Our named executive officers for the year ended December 31, 2021, consisting of our principal executive officer and the next two most highly compensated executive officers serving in such capacity as of December 31, 2021, as well as one additional executive officer who ceased to serve as executive officers prior to December 31, 2021, are:
Dan Preston, our Chief Executive Officer.
Regi Vengalil, Chief Financial Officer
Lindsay Alexovich, Chief Accounting Officer
Paw Andersen, former Chief Technology Officer.

Summary Compensation Table
The following table presents all of the compensation awarded to or earned by or paid to our named executive officers, during the year ended December 31, 2021 and, with respect to our Chief Executive Officer, the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total ($)
Dan Preston	2021	$438,654	$4,975		$40,652,500	$2,484,704		$36,265	$43,617,098
Chief Executive Officer	2020	$350,000	$1,000	(4)	—	$—		$19,948	$370,948
Regi Vengalil (5)	2021	$227,404	$50,000		$5,159,104	$—	(5)	$6,555	$5,443,063
Chief Financial Officer
Lindsay Alexovich	2021	$305,300	$4,482		$1,897,100	$—		$29,925	$2,236,807
Chief Accounting Officer
Paw Andersen	2021	$284,231	$—		$2,637,817	$—		$2,293	$2,924,341
Former Chief Technology Officer	2020	$275,000	$—		$—	$459,001		$1,389	$735,390
(1)The grant-date fair value for all stock awards, consisting of time-based restricted stock units and performance-based stock units, has been calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements for the fiscal year ended December 31, 2021, included in Item 8 of this Annual Report on Form 10-K. There were no performance-based stock awards granted in 2020, nor did [Ms. Alexovich or] Mr. Anderson receive any performance-based stock awards in 2021. In the case of performance-based restricted stock units granted in 2021 to Mr. Preston and Mr. Vengalil, the fair value at the grant date is based upon the probable outcome of the satisfaction of the performance conditions. The amounts are presented assuming achievement of market conditions with a certain probability, which for Mr. Preston and Mr. Vengalil is $9,125,495 and $441,008, respectively. Assuming the maximum level of performance conditions was achieved for performance-based awards, the grant-date fair value of the stock awards granted to Mr. Preston and Mr. Vengalil would be $31,500,000, $2,533,001, respectively.
(2)The grant-date fair value for all option awards has been calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements for the fiscal year ended December 31, 2021, included in Item 8 of this Annual Report on Form 10-K. In addition, the amount for Mr. Preston includes the acceleration of vesting of 152,320 shares subject to previously-held stock options pursuant to the business combination (the “Merger”) with INSU Acquisition Corp. II (“INSU”).
(3)All other compensation in 2021 reflects payment of 401(k) match, health and life insurance premiums, and a one-time $10,000 gift card to Ms. Alexovich. 2020 reflects health and life insurance premiums and, for Mr. Preston, the amount includes $5,069 reimbursement for professional fees incurred in connection with his compensation arrangements.
(4)Reflects a one-time guaranteed $1,000 bonus available to all employees upon the seventh anniversary of employment.
(5)Mr. Vengalil joined our company in April 2021, and his salary reflects a pro rata amount earned in 2021 and his bonus amount is a sign-on bonus he received in connection joining our company.
Agreements with Our Named Executive Officers
The terms of the existing offer letters with each of our named executive officers for the year ended December 31, 2021 are described below. We will enter into revised employment offer letters with each of our executive officers.
Dan Preston
In January 2013, Metromile entered into an employment offer letter with Dan Preston when he commenced employment as Chief Technology Officer. Mr. Preston’s employment is at will and may be terminated at any time, with or without cause. The offer letter provided for an initial annual base salary of $150,000 and a new hire grant of stock options to acquire a number of shares equal to 3.5% of Metromile’s then outstanding common stock, which award vested over 54 months and is fully vested. In 2014, Mr. Preston became Chief Executive Officer and the Board adjusted his compensation in connection therewith. In 2020 Mr. Preston’s annual base salary was $350,000.
In February 2021, following the closing of the Business Combination, Metromile entered into an employment offer letter with Dan Preston as Chief Executive officer, which amended and restated his prior offer letter, and which was immediately effective. Under his amended and restated offer letter, Mr. Preston’s employment is at will and may be terminated at any time, with or without cause. The amended and restated offer letter provides for an initial annual base salary of $450,000 and (i) a time-based grant of restrict stock units covering 1,750,000 shares of our Common Stock, subject to quarterly vesting over three years, with 145,833 of the shares vesting on each of the first eight completed calendar quarters and 145,834 of the shares vesting on the ninth through twelfth completed calendars following the vesting commencement date (the “Time-Based Award”), (ii) a performance based grant of restricted stock units covering 1,750,000 shares of Metromile’s business combination (the “Merger”) with INSU Acquisition Corp. II (“INSU”) Stock, subject to vesting upon obtaining certain pre-defined performance based milestones and (iii) accelerated vesting of 150,000 options to purchase Metromile’s Common Stock on the closing of the Business Combination. Mr. Preston’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to all full-time employees.
Mr. Preston’s amended and restated offer letter also provides for severance and other benefits in the event his employment is terminated without cause or he resigns for good reason (in each case as such terms are defined in his offer letter). In these circumstances, Mr. Preston is entitled to severance equal to twelve months of his then-current base salary and up to twelve months of company-paid health care coverage. If these circumstances occur within three months prior to or within twelve months following the closing of a change of control, then Mr. Preston is entitled to severance equal to eighteen months of then-current base salary, up to eighteen months of company-paid health care coverage, and accelerated vesting of the Time-Based Award. Payment of all severance and accelerated equity vesting is contingent upon signing a release and other customary provisions.
Regi Vengalil
On April 17, 2021, we entered into an offer letter with Mr. Vengalil (the “Offer Letter”) as Chief Financial Officer, effective as of May 24, 2021 (the “Effective Date”). Mr. Vengalil’s employment is at will and may be terminated at any time, with or without cause. The Offer Letter provides for an initial base salary of $375,000 per year (subject to pro-ration for partial service in 2021), a one-time sign-on bonus of $50,000 (subject to repayment under certain circumstances if Mr. Vengalil terminates his employment within one year of the Effective Date), and an initial equity grant under the Metromile, Inc. 2021 Equity Incentive Plan, subject to approval by our Board of Directors consisting of (i) a time-based restricted stock unit (“RSU”) award valued at $2.5 million that will vest over four years, with 25% vesting in the quarter corresponding to the first anniversary of the grant date and the remaining 75% vesting quarterly thereafter, subject to continued employment with us on each such vesting date and (ii) a performance-based vesting RSU valued at $2.5 million that will vest over a five-year period beginning on the grant date, subject to satisfaction of certain pre-defined performance conditions and continued employment with us on each vesting date. Mr. Vengalil’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he will also be eligible to participate in our employee benefit plans and arrangements made available to all full-time employees.
The Offer Letter also provides for severance and other benefits in the event Mr. Vengalil’s employment is terminated by us without cause or he resigns for good reason (in each case, as such terms are defined in the Offer Letter). In these circumstances, he will be entitled to receive severance equal to 12 months of his annual base salary then in effect and 12 months of COBRA. Mr. Vengalil is also entitled to accelerated vesting of his time-based RSUs if his employment is terminated without cause or he resigns for good reason (in each case, as such terms are defined in the Offer Letter) within three months prior to or within 12 months following a change of control (as defined in the Offer Letter). Payment of all severance and accelerated vesting is contingent upon signing a release and other customary provisions.
Lindsay Alexovich
In September 2017, Metromile entered into an employment offer letter with Lindsay Alexovich as Vice President, Controller. Ms. Alexovich’s employment is at will and may be terminated at any time, with or without cause. The offer letter provides for an initial annual base salary of $275,000 and a new hire grant of an option to acquire 150,000 shares of MetroMile Inc.’s common stock, which had 12-month cliff vesting as to 25%, with the remainder vesting monthly such that vested in full on the four-year anniversary of the grant date. In July 2019, Ms. Alexovich's salary increased to $285,600 on the basis of merit. Ms. Alexovich was promoted to Chief Accounting Officer in June 2020 and received an additional grant of an option to acquire 101,546 shares of MetroMile Inc.’s common stock, which had 12-month cliff vesting as to 25%, with the remainder vesting monthly such that vested in full on the four-year anniversary of the grant date. Ms. Alexovich’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and she is eligible to participate in benefit plans and arrangements made available to all full-time employees. Ms. Alexovich’s salary was increased to $325,000 in July 2021 and in August 2021, she was granted restricted stock units to acquire 283,508 shares of Metromile common stock.
Paw Andersen
In January 2019, Metromile entered into an employment offer letter with Paw Andersen as Chief Technology Officer. Mr. Andersen’s employment is at will and may be terminated at any time, with or without cause. The offer letter provides for an initial annual base salary of $275,000 and a new hire grant of an option to acquire 350,000 shares of MetroMile Inc.’s common stock, which had 12-month cliff vesting as to 25%, with the remainder vesting monthly such that vested in full on the four-year anniversary of the grant date. Mr. Andersen’s salary and other compensation is subject to review and adjustment by the Board in its sole discretion and he is eligible to participate in benefit plans and arrangements made available to all full-time employees. Mr. Andersen’s 2020 salary remained unchanged and in July 2020, he was granted an option to acquire 150,000 shares of MetroMile Inc.'s common stock at $3.06 per share. See “— Outstanding Equity Awards at Fiscal Year-End” for the vesting and other terms for this option. On August 7, 2021, Metromile increased the annual base salary of Mr. Andersen to $300,000, effective as of July 1, 2021. and granted Mr. Andersen restricted stock units to acquire 378,453 shares.

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity incentive plan awards, as of December 31, 2021, held by each of our named executive officers. Options granted to our named executive officers under our 2011 Equity Incentive Plan may be exercised prior to vesting but remain subject to a repurchase right until vested.

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($)(2)
Name		Exercisable (#)(1)	Unexercisable (#)
Dan Preston	6/3/2021	—	—	—		2,916,668	(2)	$6,387,503	—	—
Regi Vengalil	6/3/2021	—	—	—		598,800	(3)	$1,311,372	—	—
	6/14/2021	—	—	—		16,564	(3)	$36,275	—	—
	8/7/2021	—	—	—		275,955		$604,341	—	—
Lindsay Alexovich	2/10/2018	28,560	—	$2.19	2/9/2028	—		—	—	—
	7/28/2020	88,853	—	$3.01	7/27/2030	—		—	—	—
	8/7/2021	—	—	—		220,764	(4)	$483,473	—	—
Paw Andersen	6/19/2019	81,452	—	$2.95	6/18/2029	—		—	—	—
	7/28/2020	34,909	—	$3.01	7/27/2030	—		—	—	—
(1)All of the option awards were granted with a per share exercise price equal to the fair market value of one share of MetroMile, Inc. common stock on the date of grant, as determined in good faith by MetroMile, Inc’s board of directors or compensation committee.
(2)Includes 1,750,000 in performance based awards subject to vesting upon the achievement of certain targets, and 1,166,668 shares underlying unvested restricted stock units vesting quarterly through December 6, 2023.
(3)Includes 307,681 in performance based awards subject to vesting upon the achievement of certain targets, and 583,636 shares underlying unvested restricted stock units vesting through June 6, 2025.
(4)Includes shares underlying unvested restricted stock units vesting through June 6, 2025.
Other Compensation and Benefits
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; disability insurance; and a tax-qualified Section 401(k) plan for which the Company is not required to make contributions to the plan but can make discretionary contributions. We do not maintain any executive-specific benefit or executive perquisite programs.
We provide a tax-qualified Section 401(k) plan for all employees, including the named executive officers. Beginning in the second half of 2021, all full-time Metromile employees have the option to contribute to the 401(k) retirement plan through the standard pre-tax or Roth in which the Company then offers a match of 3.5% funded with MILE (Metromile stock). We do not provide to employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans. For further 401(k) plan information, see Note 16 to our audited financial statements for the fiscal year ended December 31, 2021, included in Item 8 of this Annual Report on Form 10-K.
Non-Employee Director Compensation
We have no standard compensation arrangements with our non-employee directors. During 2021 we did not pay any cash compensation to our non-employee directors; however, each of our non-employee directors received a grant of restricted stock units to acquire 28,384 shares of Metromile common stock other than Mr. Friedberg who, as Chairman, received a grant of restricted stock units to acquire 500,000 shares of Metromile common stock and performance-based restricted stock units to acquire 500,000 shares. Upon his resignation from the Company in December 23, 2021, Mr. Friedberg forfeited all of his restricted stock units and performance-based stock units, other than restricted stock units to acquire 150,000 shares.

The following table shows, for the fiscal year ended December 31, 2021, certain information with respect to the compensation of all Metromile non-employee directors.

Name	Stock Awards ($)(1)	Total ($)
Colin Bryant	$197,836	$197,836
John Butler	$92,532	$92,532
Sandra Clarke	$92,532	$92,532
Ryan Graves	$197,836	$197,836
Vikas Singhal	$197,836	$197,836
Betsy Cohen(2)	$—	$—
David Friedberg	$5,115,000	$5,115,000
(1)The grant-date fair value for all stock awards has been calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements for the fiscal year ended December 31, 2021, included in Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2021, the following non-employee directors were awarded restricted stock units to acquire the following numbers of shares: Mr. Bryant, 28,384 shares; Mr. Butler, 28,384 shares; Ms. Clarke, 28,384 shares; Mr. Graves, 28,384 shares; Mr. Singhal, 28,384 shares; and Mr. Friedberg, 1,000,000 shares. In the case of performance-based restricted stock units granted in 2021 to Mr. Friedberg, the fair value at the grant date is based upon the probable outcome of the satisfaction of the performance conditions. The amount is presented assuming achievement of market conditions with a certain probability, which for Mr. Friedberg is $805,000. Assuming the maximum level of performance conditions was achieved for performance-based awards, the grant-date fair value of the stock awards granted to Mr. Friedberg would be $4,310,00. Restricted stock units to acquire 350,000 shares held by Mr. Friedberg were cancelled upon entering into the Agreement with Lemonade. Furthermore, all 500,000 of Mr. Friedberg's performance based awards were forfeited upon his resignation from the Company's Board effective December 23, 2021.
(2)Ms. Cohen resigned from the Board effective July 28, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 15, 2022 by:

•each person or group of affiliated persons who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our current named executive officers and directors; and
•all current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable beneficial ownership percentages are based on 128,221,885 shares of common stock issued and outstanding as of February 15, 2022. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or warrants that are exercisable, subject to vesting or convertible within 60 days after February 15, 2022, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Common Stock
Name of Beneficial Owner (>5%)(1)	Number of Shares Beneficially Owned	Percentage %
Directors and Named Executive Officers:
Dan Preston(10)	2,269,936	1.8%
Paw Andersen(11)	516,432	*
Colin Bryant(12)	9,461	*
Vikas Singhal(6)(13)	7,676,300	6.0%
Ryan Graves(14)	3,560,728	2.8%
Sandra Clarke	—	—
John Butler	117,500	*
Regi Vengalil(15)	60,221	*
Lindsay Alexovich(16)	348,797	*
Directors and Executive Officers as a Group (10 in total)(17)	14,701,314	11.2%

5% or Greater Beneficial Owners:
China Pacific Property Insurance Co. Ltd.(2)	13,694,416	10.6%
New Enterprise Associates 13, L.P.(3)	10,453,216	8.1%
Miller Value Partners, LLC(4)	8,003,265	6.2%
The Vanguard Group, Inc.(5)	7,568,668	5.9%
Entities Affiliated with Hudson Structured Capital Management Ltd.(6)	7,666,839	6.0%
Entities Affiliated with Index Ventures(7)	8,170,354	6.3%
Magnetar Financial LLC(8)	6,802,234	5.3%
Entities Affiliated with GLG Partners(9)	7,207,251	5.6%
*Less than 1%.
(1)Unless otherwise noted, the business address of each of the following stockholders is c/o Metromile, Inc., 425 Market Street, Suite 700, San Francisco, CA 94105.
(2)Consists of 12,321,301 shares of Metromile common stock and 1,373,115 Metromile Additional Shares directly held by China Pacific Property Insurance Co. Ltd. (“CPIC”). The business address for CPIC is 190 Middle Yincheng Road, Pudong New District, Shanghai, China.
(3)Consists of 9,384,285 shares of Metromile common stock and 1,068,931 Metromile Additional Shares directly held by New Enterprise Associates 13, L.P. (“NEA 13”), and indirectly held by NEA Partners 13 LP (“NEA Partners 13”), the sole general partner of NEA 13, and NEA 13 GP LTD (“NEA 13 LTD”), is the sole general partner of NEA Partners 13. The individual directors of NEA 13 LTD (the “NEA 13 Directors”), are Forest Baskett, Patrick J. Kerins and Scott Sandell. The principal business address for all entities and individuals affiliated with NEA 13 is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. Each NEA 13 Director disclaims beneficial ownership of such shares except to the extent of a pecuniary interest therein.
(4)Consists of 8,003,265 shares of Metromile common stock. The business address for Miller Value Partners, LLC is 1 South St. #2550, Baltimore, MD 21202.
(5)Consists of 7,568,668 shares of Metromile common stock. The business address for Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(6)Consists of (i) 4,303,647 shares of Metromile common stock and 288,237 Metromile Additional Shares held by HSCM Bermuda Fund LTD (“Bermuda”); (ii) 2,963,220 shares of Metromile common stock and 104,823 Metromile Additional Shares held by HS Santanoni LP (“Santanoni”); and (iii) 6,170 shares of Metromile common stock and 742 Metromile Additional Shares held by HSCM FI Master Fund Ltd (“FI Master Fund”). Each of Bermuda, Santanoni and FI Master Fund is advised by Hudson Structured Capital Management Ltd., an investment adviser registered with the U.S. Securities & Exchange Commission under the Investment 6.0Advisers Act of 1940 (“HSCM”). Vikas Singhal and Michael Millette are each partners of HSCM and as such have voting and dispositive power over the securities held by Bermuda, Santanoni and FI Master Fund. The business address of each reporting person is 2187 Atlantic Street, Fourth Floor, Stamford, CT 06902.
(7)Consists of 7,143,870 shares of Metromile common stock and 859,529 Metromile Additional Shares directly held by Index Ventures V (Jersey), L.P. (“IV Jersey”), (b) 57,868 shares of Metromile common stock and 6,963 Metromile Additional Shares held by Index Ventures V Parallel Entrepreneur Fund (Jersey), L.P. (“IV Parallel”), collectively with IV Jersey referred to as Index V Funds, and (c) 91,156 shares of Metromile common stock and 10,968 Metromile Additional Shares held by Yucca (Jersey) SLP (“Yucca”). Index Venture Associates V Limited (“IVA”), is the general partner of each of the Index V Funds and may be deemed to have voting and dispositive power over the shares held by those funds. Yucca is the administrator of the Index co-investment vehicles that are contractually required to mirror the relevant Index V Funds’ investment, and IVA may be deemed to have voting and dispositive power over the allocation of shares held by Yucca. David Hall, Phil Balderson, Sarah Earles and Sinéad Meehan are the members of the board of directors of IVA, and investment and voting decisions with respect to the shares over which IVA may be deemed to have voting and dispositive power are made by such directors collectively. The address of each of these entities is 44 Esplanade, St Helier, Jersey JE4 9WG, Channel Islands.
(8)Consists of 6,802,234 shares of Metromile common stock held by Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and Alec N. Litowitz (“Mr. Litowitz”). Based solely on a Schedule 13D filed with the SEC on December 13, 2021. The business address of each report person is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(9)Consists of 7,207,251 shares of Metromile common stock, which may be deemed beneficially owned by each of GLG Partners LP (the “Investment Manager”), Man Group plc (the “Parent Company”), and Man Funds VI plc – Man GLG Event Driven Alternative (the “Investment Company”). The Parent Company hereby disclaims any beneficial ownership of any such Shares. The address of the principal business office of each of Investment Manager, Parent Company, and Investment Company is Riverbank House, 2 Swan Lane, London EC4R 3AD, United Kingdom. The Investment Manager is a United Kingdom limited partnership. The Parent Company is a Jersey public limited company. The Investment Company is an Ireland public limited company.
(10)Consists of (i) 1,067,280 shares of Metromile common stock, including 1,505 shares of Metromile common stock held in Mr. Preston’s 401(k) account, (ii) 858,130 vested Metromile RSU awards, (iii) 145,833 Metromile RSU awards vesting within 60 days of February 15, 2022, and (iv) 198,693 Metromile Additional Shares.

(11)Consists of (i) 175,383 vested Metromile RSU awards (ii) 15,252 Metromile Additional Shares and (iii) 325,797 shares of Metromile common stock issuable to Mr. Andersen pursuant to options that are early exercisable, but subject to repurchase right until vested, within 60 days of February 15, 2022. Mr. Andersen voluntarily resigned from his position as Chief Technology Officer effective December 27, 2021.
(12)Consists of 9,461 Metromile RSU awards held by Mr. Bryant vesting within 60 days of February 15, 2022.
(13)Includes 9,461 Metromile RSU awards held by Mr. Singhal vesting within 60 days of February 15, 2022.
(14)Consists of (i) 2,800,033 shares of Metromile common stock and 333,438 Metromile Additional Shares held by Saltwater Capital (“Saltwater”), (ii) 373,338 shares of Metromile common stock and 44,458 Metromile Additional Shares held by The Graves Irrevocable Remainder Trust (“Graves Irrevocable Trust”), and (iii) 9,461 Metromile RSU awards held by Mr. Graves vesting within 60 days of February 15, 2022. Ryan Graves has or may be deemed to have voting and dispositive power over the securities held by Saltwater and Graves Irrevocable Trust. The business address of each reporting person is 1127 High Ridge Rd #132 Stamford, CT 06905.
(15)Consists of (i) 1,088 shares of Metromile common stock held in Mr. Vengalil’s 401(k) account, (ii) 39,422 vested Metromile RSU awards, and (iii) 19,711 RSU awards held by Mr. Vengalil vesting within 60 days of February 15, 2022.
(16)Consists of (i) 136,999 shares of Metromile common stock, including 544 shares of Metromile common stock held in Ms. Alexovich’s 401(k) account, (ii) 15,872 Metromile Additional Shares, (iii) 62,744 vested Metromile RSU awards, (iv) 15,769 RSU awards held by Ms. Alexovich vesting within 60 days of February 15, 2022, and (v) 117,413 shares of Metromile common stock issuable to Ms. Alexovich pursuant to options that are early exercisable, but subject to repurchase right until vested, within 60 days of February 15, 2022.
(17)Consists of 14,701,314 shares of Metromile common stock beneficially owned by directors and executive officers, of which 2,924,679 is or may become issuable to directors and executive officers within 60 days of February 15, 2022, including Metromile Additional Shares.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and rights (a)		Weighted-average exercise price of outstanding stock options and rights (b)(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	13,732,218	(3)	$3.00	3,080,915	(4)(5)
Equity compensation plans not approved by security holders	—		—	—
Total	13,732,218		$3.00	3,080,915
(1)Restricted stock units, unlike stock options, do not have exercise prices and are included in the number of shares to be issued upon exercise of outstanding equity awards. The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance awards because they do not have exercise prices.
(2)The equity compensation plans approved by security holders are the Metromile, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Metromile, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the Metromile, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).
(3)The maximum number of shares subject to purchase rights under the ESPP is a function of stock price and total employee contributions. As such, Metromile cannot reasonably determine the number of shares subject to purchase rights as of December 31, 2021, and so this number does not include shares issuable pursuant to rights outstanding under the ESPP.
(4)Consists of 1,180,003, and 1,900,912 shares of common stock available for issuance under the 2021 Plan and the ESPP, respectively, as of December 31, 2021.
(5)The reserve for shares available under the 2021 Plan automatically increases on January 1st each year, beginning in 2022, and for a period of up to 10 years, in an amount equal to 5% of the total number of shares of Metromile’ capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board of Directors. The ESPP contains a similar “evergreen” provision. Beginning January 1, 2015, and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 3.7 million shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. The amounts set forth in the table do not include the shares added to the 2021 Plan and ESPP that occurred on January 1, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
The following is a description of related party transactions that have occurred since January 1, 2020.
Amended and Restated Registration Rights Agreement
In connection with the Closing, we entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) on February 9, 2021, with INSU, Cantor, our directors and executive officers and certain stockholders, pursuant to which the such stockholders of Registrable Securities (as defined therein), subject to certain conditions, will be entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, we agreed that, within 15 business days after the Closing, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of such registrable securities, and we will use our reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of such stockholders has been granted demand underwritten offering registration rights and all of such stockholders will be granted piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by us if we fail to satisfy any of our obligations under the A&R Registration Rights Agreement. The A&R

Registration Rights Agreement will terminate upon the earlier of (a) ten years following the Closing or (b) the date as of which such stockholders cease to hold any Registrable Securities (as defined therein).
Lock-Up Agreements
In connection with the Closing, our directors, executive officers and certain of our stockholders agreed, subject to certain exceptions, not to, without the prior written consent of our Board, (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by them as of February 9, 2021, or issuable upon the exercise of options to purchase shares of Common Stock held by them as of February 9, 2021, or securities convertible into or exercisable or exchangeable for Common Stock held by them as of February 9, 2021, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until 180 days after the Closing Date.
PIPE Financing
On February 9, 2021, the Subscribers purchased 17,000,000 PIPE Shares for a purchase price of $10.00 per share and an aggregate purchase price of $170,000,000, pursuant to the Subscription Agreements entered into effective as of November 24, 2020. Cohen & Company, LLC acquired 2,500,000 PIPE Shares through a special purpose vehicle (the “Cohen SPV”). Our director, Ryan Graves, invested $15.0 million in the Cohen SPV, and per the terms of its operating agreement, has the right to receive shares of Common Stock when and if distributed by the Cohen SPV.
INSU Related Person Transactions
Founder Shares and Placement Units
In January 2019, Insurance Acquisition Sponsor II, LLC purchased 1,000 shares of INSU Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. INSU effected a 6,888.333-for-1 forward stock split in July 2020 and a stock dividend in September 2020 of 1.1391242 shares of INSU Class B Common Stock for each share of INSU Class B Common Stock outstanding prior to the dividend, and, as a result, INSU’s initial stockholders held 7,846,667 Founder Shares. The number of Founder Shares was determined based on the expectation that the Founder Shares would represent 25% of the aggregate of our Founder Shares, the Placement Shares and the issued and outstanding public shares after the INSU IPO.
In accordance with the terms of the Sponsor Share Cancellation and Vesting Agreement, dated as of November 24, 2020, by and among INSU and the Sponsor, at the Closing, 1,177,000 Founder Shares held by the Sponsor were forfeited and transfer restrictions were placed on an additional 5,100,334 Founder Shares held by the Sponsor. The transfer restrictions on 2,550,167 shares held by the Sponsor shall be removed when the Metromile share price is greater than $15.00 for any period of 20 trading days out of 30 consecutive trading days, and 2,550,167 shares held by the Sponsor shall have the applicable transfer restrictions removed when the Metromile share price is greater than $17.00 for any period of 20 trading days out of 30 consecutive trading days, subject to acceleration if Metromile completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction upon the consummation of which holders of Metromile common stock would be entitled to exchange their shares for cash, securities or other property.
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
Promissory Note and Advance — Related Party
Prior to the closing of the IPO, an affiliate of Insurance Acquisition Sponsor II, LLC loaned us $75,000 for expenses related to our formation and the IPO. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. The loan was repaid upon the closing of the IPO on September 8, 2020.
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
Sponsor Support Agreement
Following the execution and delivery of the Merger Agreement, on November 24, 2020, INSU, Legacy Metromile and INSU’s officers, directors and Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which INSU’s officers, directors and Sponsor agreed to, among other things, vote all of the shares of our common stock held by them (i) in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; (ii) against any actions that would result in a breach by Metromile of any covenant, representation or warranty or other obligation contained in the Merger Agreement; (iii) against alternative proposals or offers from any person (other than Metromile or any of its affiliates) concerning an alternative transaction and (iv) against any actions that would reasonably interfere with the timely consummation of the Merger or the fulfillment of any of Metromile’s conditions under the Merger Agreement or change in any manner the voting rights of any class of shares of Metromile (including any amendments to Metromile’s certificate of incorporation or bylaws other than in connection with the Merger).
The Sponsor Support Agreement generally prohibited the stockholders party thereto from transferring, or permitting to exist any liens on, their shares of our common stock prior to the consummation of the Merger. The Sponsor Support Agreement automatically terminated upon the Closing.
MetroMile, Inc. ("Legacy Metromile") Related Person Transactions
Investors’ Rights Agreement
Legacy Metromile was party to an amended and restated investors’ rights agreement (the “IRA”), with certain holders of Legacy Metromile’s capital stock, including entities affiliated with Index Ventures, Intact Ventures, Inc., New Enterprise Associates, Tokio Marine & Nichido Fire Insurance Co., Ltd., The Northern Trust Company, as well as other holders of Legacy Metromile’s convertible preferred stock. The IRA provided the holders of Legacy Metromile’s convertible preferred stock with certain registration rights, including the right to demand that Legacy Metromile file a registration statement or request that their shares be covered by a registration statement that Legacy Metromile is otherwise filing. The IRA also provided these stockholders with information rights, and a right of first refusal with regard to certain issuances of Legacy Metromile’s capital stock, which did not apply to, and terminated upon, the Closing of the Merger. The agreement terminated upon the Closing of the Merger.
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
Loan to Executive Officer
In August 2014, Legacy Metromile entered into a promissory note and security agreement with Mr. Preston, which was amended and restated in August 2015, April 2016, and most recently April 2020. The aggregate principal amount of the promissory note, as of September 30, 2020, was $349,870 with a 1.5% annual interest rate that compounded annually. All of the principal and interest under the note was paid off prior to the Closing of the Merger, and are no longer outstanding.
Tokio Marine Agreement
In July 2018, Legacy Metromile and Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio Marine”), entered into an agreement, which was amended and restated in January 2021, whereby Tokio Marine has the exclusive right to negotiate and enter into a technology licensing agreement insurance distribution arrangement, joint venture or other substantially similar commercially collaborative arrangement with respect to developing the strategy around the distribution of our technology in Japan.
2020 Debt Financing
In April 2020, Legacy Metromile entered into a Note Purchase Agreement, as amended July 2020 and further amended February 2021 upon which Metromile became party to the Note Purchase Agreement, with entities affiliated with Hudson Structured Capital Management (“Hudson”), of which Vikas Singhal, a director of Legacy Metromile and one of our directors, is a Partner. The facility allows for up to $50,000,000 through the sale of notes and warrants to purchase 8,536,939 shares of Legacy Metromile Series E Preferred Stock with an exercise price of $6.3867 (“NPA Warrants”). The NPA Warrants were exercised in connection with the Business Combination and are no longer outstanding.

Lock-Up Agreement
Concurrently with the execution and delivery of the Merger Agreement, Metromile and certain Legacy Metromile stockholders entered into a lock-up agreement (the “Lock-Up Agreement”) providing for certain restrictions on transfer applicable to the shares issued in connection with the Merger. Generally, the Lock-Up Agreement prohibits, until the six month anniversary of the Closing of the Merger, the Legacy Metromile stockholders from (i) selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise disposing of or agreeing to dispose of, directly or indirectly, or establishing or increasing a put equivalent position or liquidating or decreasing a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to the merger consideration, (ii) entering into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of merger consideration, whether any such transaction is to be settled by delivery of Merger Consideration or other securities, in cash or otherwise, or (iii) publicly announcing any intention to effect any transaction specified in the immediately preceding subsections (i) or (ii), subject to certain limited exceptions set forth in the Lock-Up Agreement.
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
Policies and Procedures for Related Person Transactions
Effective upon the consummation of the Merger, our Board adopted a written related person transaction policy that set forth the policies and procedures for the review and approval or ratification of related person transactions. Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to a member of our audit committee or another member of the Board any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) in which such related person has or will have a direct or indirect material interest and all material facts with respect thereto. A member of our audit committee or another member of the Board will promptly communicate such information to our audit committee, or in certain instances the Board. No related person transaction will be entered into without the approval or ratification of our audit committee or another independent body of the Board. It is our policy that directors interested in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our audit committee or another independent body of our Board in determining whether or not to approve or ratify a related person transaction and we accordingly anticipate that these determinations will be made in accordance with the DGCL.
Director Independence
Each of the directors on the Board, other than Dan Preston, qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC, or the Nasdaq listing rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent registered public accounting firm for the years ended December 31, 2021 and 2020 include:

	Years ended December 31,
	2021	2020
Audit Fees(1)	$1,419,867	$68,250
Audit-Related Fees(2)	14,900	—
Tax Fees(3)	—	—
All Other Fees(4)	15,000	—
Total	$1,449,767	$68,250
(1)Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Due to the change in the Company's principal accountant, Audit Fees during 2021 were to Moss Adams, LLP but Grant Thornton, LLP in the 2020 fiscal year.

(2)Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees” (such as audits of employee benefit plans). These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)All Other Fees. All other fees consist of fees billed for due diligence, tax, accounting advisory services, and all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories.
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

2.4
Agreement and Plan of Merger, dated November 8, 2021, by and among Lemonade, Inc., Citrus Merger Sub A, Inc., Citrus Merger Sub B, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2021).

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

10.24#
Offer Letter, dated February 11, 2021, by and between Metromile, Inc. and Dan Preston (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021). .

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

10.29#
Offer Letter, dated April 17, 2021, by and between the Company and Regi Vengalil (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 19, 2021).

Exhibit No.	Description
10.30#
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

10.32#
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated November 4, 2017, by and between MetroMile, Inc. and Lindsay Alexovich (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 13, 2021).

10.33
Office Lease, dated May 16, 2019, by and between 425 MKT REIT, LLC and Metromile, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on January 14, 2021).

10.33
Form of Voting and Support Agreement by and among Lemonade, Inc. and certain stockholders of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2021).

16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated February 11, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
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

METROMILE, INC

Date: February 28, 2022	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ Dan Preston	Chief Executive Officer and Director	February 28, 2022
Dan Preston	(Principal Executive Officer)

/s/ Regi Vengalil	Chief Financial Officer	February 28, 2022
Regi Vengalil	(Principal Financial Officer)

/s/ Lindsay Alexovich	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Lindsay Alexovich

/s/ Colin Bryant	Director	February 28, 2022
Colin Bryant

/s/ John Butler	Director	February 28, 2022
John Butler

/s/ Sandra Clarke	Director	February 28, 2022
Sandra Clarke

/s/ Ryan Graves	Director	February 28, 2022
Ryan Graves

/s/ Vikas Singhal	Director	February 28, 2022
Vikas Singhal