Form 10-Q
period 2022-03-31
Metromile, Inc.
filed 2022-05-10
CIK 1819035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 6, 2022 was 130,419,773.

METROMILE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•our ability to recognize the anticipated benefits of the Proposed Transaction with Lemonade, Inc. (as defined herein), which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•potential disruptions to our ongoing business operations caused by the announcement, pendency or completion of the Proposed Transaction with Lemonade, Inc. (as defined herein);
•our ability to consummate the Proposed Transaction with Lemonade, Inc (as defined herein). and realize the anticipated benefits thereof;
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
In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements and statements about our beliefs are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include the following:
•The announcement and pendency of the mergers contemplated by the Proposed Transaction (as defined herein) may result in disruptions to our business.
•The mergers in the Proposed Transaction (as defined herein) may not be completed within the intended timeframe, or at all, and the failure to complete the mergers could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
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
ii

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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under "Risk Factors" in Part II, Item 1A of the Company's 2021 Annual Report on Form 10-K and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
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
iii

PART I
ITEM 1. FINANCIAL STATEMENTS
METROMILE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments
Marketable securities - restricted (amortized cost of $67,613 and $62,741)	$67,149	$62,625
Total investments	67,149	62,625
Cash and cash equivalents	84,339	120,940
Restricted cash and cash equivalents	31,978	42,881
Receivable for securities	6,551	—
Premiums receivable	18,522	16,839
Reinsurance recoverable on paid loss	2,694	—
Reinsurance recoverable on unpaid loss	4,408	—
Prepaid reinsurance premium	359	—
Prepaid expenses and other assets	27,416	21,677
Deferred policy acquisition costs, net	1,204	1,433
Telematics devices, improvements and equipment, net	12,169	13,654
Website and software development costs, net	21,971	25,866
Intangible assets	7,500	7,500
Assets held for sale	9,253	—
Total assets	$295,513	$313,415

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Liabilities
Loss and loss adjustment expense reserves	$76,916	$73,438
Ceded reinsurance premium payable	8,798	—
Payable to carriers - premiums and LAE, net	315	340
Unearned premium reserve	16,924	15,726
Deferred revenue	—	5,601
Accounts payable and accrued expenses	8,421	10,820
Payable for securities	—	422
Warrant liability	1,025	1,156
Other liabilities	19,319	19,524
Liabilities held for sale	6,156	—
Total liabilities	137,874	127,027

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.0001 par value; 640,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 130,183,262 and 128,221,885 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	13	13
Accumulated paid-in capital	775,443	769,525
Accumulated other comprehensive loss	(464)	(116)
Accumulated deficit	(617,353)	(583,034)
Total stockholders' equity	157,639	186,388

Total liabilities, convertible preferred stock and stockholders’ equity	$295,513	$313,415
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	(unaudited)
Premiums earned, net	$19,165	$1,125
Investment income	45	36
Other revenue	1,489	16,115
Total revenue	20,699	17,276
Costs and expenses
Losses and loss adjustment expenses	22,060	12,263
Policy servicing expense and other	5,283	4,443
Sales, marketing and other acquisition costs	6,459	47,294
Research and development	4,277	3,650
Amortization of capitalized software	3,368	2,651
Other operating expenses	13,702	8,589
Total costs and expenses	55,149	78,890
Loss from operations	(34,450)	(61,614)
Other expense
Interest expense	—	15,876
(Decrease) increase in fair value of stock warrant liability	(131)	26,137
Total other expense	(131)	42,013
Loss before taxes	(34,319)	(103,627)
Income tax benefit	—	—
Net loss	$(34,319)	$(103,627)
Net loss per share, basic and diluted	$(0.27)	$(1.37)
Weighted-average shares used in computing basic and diluted net loss per share	128,715,031	75,791,557
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net loss	$(34,319)	$(103,627)
Unrealized net loss on marketable securities	(348)	(9)
Total comprehensive loss	$(34,667)	$(103,636)
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Convertible Preferred Stock		Common Stock		APIC	Note Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	67,728,286	$304,469	8,854,978	$1	$5,482	$(415)	$11	$(366,575)	$(361,496)
Retroactive application of recapitalization	1,048,328	—	137,061	—	—	—	—	—	—
As adjusted, beginning of period	68,776,614	304,469	8,992,039	1	5,482	(415)	11	(366,575)	(361,496)
Stock-based compensation	—	—	—	—	3,208	—	—	—	3,208
Exercises and vested portion of stock options	—	—	1,089,670	—	2,059	—	—	—	2,059
Conversion of promissory note	—	—	—	—	(415)	415	—	—	—
RSUs withheld for tax purposes	—	—	—	—	(422)	—	—	—	(422)
Unrealized net loss on marketable securities	—	—	—	—	—	—	(9)	—	(9)
Exercise of convertible preferred stock warrants	3,974,655	132,718	—	—	—	—	—	—	—
Conversion of preferred stock to common	(72,751,269)	(437,187)	72,751,269	7	437,187	—	—	—	437,194
Business Combination and PIPE financing	—	—	43,894,156	4	290,953	—	—	—	290,957
Net loss	—	—	—	—	—	—	—	(103,627)	(103,627)
Balance as of March 31, 2021	—	$—	126,727,134	$12	$738,052	$—	$2	$(470,202)	$267,864

Balance as of December 31, 2021	—	—	128,221,885	$13	$769,525	$—	$(116)	$(583,034)	$186,388
401K match with MILE stock	—	—	110,364	—	553	—	—	—	553
Vesting of common stock from early exercises	—	—	—	—	107				107
Stock-based compensation	—	—	1,851,013	—	5,258	—	—	—	5,258
Unrealized net loss on marketable securities	—	—	—	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2022	—	$—	130,183,262	$13	$775,443	$—	$(464)	$(617,353)	$157,639
See notes to consolidated financial statements.

METROMILE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(34,319)	$(103,627)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,255	4,023
Stock-based compensation	5,258	3,208
Change in fair value of warrant liability	(131)	26,137
Telematics devices unreturned	244	265
Amortization of debt issuance costs	—	11,695
Noncash interest and other expense	638	3,752
Changes in operating assets and liabilities:
Premiums receivable	(1,683)	(2,678)
Reinsurance recoverable on paid loss	(2,694)	5,707
Reinsurance recoverable on unpaid loss	(4,408)	25,247
Prepaid reinsurance premium	(359)	7,351
Prepaid expenses and other assets	(7,443)	(2,972)
Deferred transaction costs	—	3,581
Deferred policy acquisition costs, net	(54)	(1,437)
Accounts payable and accrued expenses	(1,939)	1,400
Ceded reinsurance premium payable	8,798	(15,765)
Loss and loss adjustment expense reserves	3,478	4,488
Payable to carriers - premiums and LAE, net	(25)	47
Unearned premium reserve	1,198	2,189
Deferred revenue	305	(649)
Other liabilities	(100)	(1,325)
Net cash used in operating activities	(27,981)	(29,363)
Cash flows from investing activities:
Purchases of telematics devices, improvements, and equipment	(12)	(126)
Payments relating to capitalized website and software development costs	(5,188)	(1,551)
Net change in payable/(receivable) for securities	(6,973)	822
Purchase of securities	(11,970)	(4,211)
Sales and maturities of marketable securities	7,013	5,805
Net cash (used in) provided by investing activities	(17,130)	739
Cash flow from financing activities:
Proceeds from notes payable	—	2,015
Payment on notes payable	—	(69,351)
Proceeds from merger with INSU II, net of issuance costs	—	336,469
Proceeds from exercise of common stock options and warrants	—	4,349
Net cash provided by financing activities	—	273,482
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents including cash classified within assets held for sale	(45,111)	244,858
Less: Net increase in cash classified within assets held for sale	2,393	—
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(47,504)	244,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	163,821	50,188
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$116,317	$295,046
Supplemental cash flow data:
Cash paid for interest	$—	$3,164
Non-cash investing and financing transactions:
Transaction costs in accrued liabilities at period end	$—	$2,598
Warrants assumed from Business Combination	$—	$45,516
Net exercise of preferred stock warrants	$—	$56,160
Net exercise of promissory note	$—	$415
Capitalized website and software development costs included in accrued liabilities	$231	$137
Capitalized stock-based compensation	$758	$171
Reclassification of liability to equity for vesting of stock options	$107	$284
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
Enterprise Business Solutions Held for Sale

As of March 31, 2022, the Company had committed to a plan to sell its Enterprise Business Solutions segment and as such the assets and liabilities have been classified as held for sale in the Company's consolidated balance sheets beginning with the period ended March 31, 2022. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the consolidated statements of operations. For additional information related to the held for sale business, please see Note 16, Business Disposition.
Acquisition of Metromile, Inc. by Lemonade, Inc.
On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Lemonade, Inc., a Delaware corporation (“Lemonade”), Citrus Merger Sub A, Inc., a Delaware corporation and a wholly-owned subsidiary of Lemonade (“Acquisition Sub I”) and Citrus Merger Sub B, LLC, a Delaware limited liability company and wholly owned subsidiary of Lemonade (“Acquisition Sub II”), pursuant to which (i) Acquisition Sub I will merge with and into Metromile (the “First Merger” and the effective time of the First Merger, the “First Effective Time”), with Metromile continuing as the surviving entity (the “Initial Surviving Corporation”), and (ii) the Initial Surviving Corporation will merge with and into Acquisition Sub II (the “Second Merger”), with Acquisition Sub II continuing as the surviving entity as a wholly owned subsidiary of Lemonade (the First Merger, the Second Merger and the other transactions contemplated by the Agreement, collectively, the “Proposed Transaction”). The Proposed Transaction implies a fully diluted equity value of approximately $500 million, or an enterprise value of about $340 million net of unrestricted cash and cash equivalents as September 30, 2021. In accordance with the Agreement, at the First Effective Time, each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 0.05263(the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of Lemonade, par value $0.00001 per share (“Lemonade Common Stock”). The Proposed Transaction is conditioned on customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second quarter of 2022. The applicable waiting period for the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired and on February 1, 2022, the Proposed Transaction was approved by our stockholders.

For additional information related to the Proposed Transaction, please see Note 4, Business Combinations included in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company's Current Report on Form 8-K filed with the SEC on November 9, 2021 as well as the proxy statement/prospectus filed with the SEC on December 29, 2021.
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
The GA Subsidiary acts as a full-service insurance General Agent (“GA”). As a full-service GA, the subsidiary provides all policy pricing, binding, and servicing (payments and customer service) for the policyholders. Until late 2016, the GA Subsidiary underwriting carrier was National General Insurance (“NGI”) and its related carriers. The GA Subsidiary began transitioning NGI-issued policies upon renewal in late 2016 to the Insurance Company and has only a small number of policies with NGI as of March 31, 2022. Policies underwritten by the Insurance Company are binded by the GA as well as through a network of independent agents.
NGI handles claims for the GA Subsidiary’s policies underwritten by NGI and its related carriers, for which it pays NGI a fee for the LAE. NGI bears the risk of loss under these policies. Accordingly, the Company has no exposure to claims that would require an accrual for those NGI-related losses.
The Insurance Company bears risk of loss under all insurance policies it underwrites. The financial statements include reserves for future claims based on actuarial estimates for the Insurance Company. The Loss and LAE reserves as of March 31, 2022 (unaudited) and December 31, 2021 were $76.9 million and $73.4 million, respectively.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 ("the Company’s 2021 Annual Report").
Liquidity and Capital Resources
Consistent with 2021, the Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first three months of 2022.

While these impacts have moderated since the beginning of the pandemic, there remains a risk that previous disruptions could return or new issues emerge as time amidst the pandemic perpetuates. The Company will continue to monitor and proactively adapt to the changing conditions and effects of COVID-19, but given the continued uncertainty about the duration or magnitude of the pandemic, it is not possible to reliably estimate the impact on the Company's financial condition, operations, and workforce.
Reclassifications
Reclassifications have been made to the prior year balances to conform to the current year presentation. In particular, accounts receivable, and digital assets, net have been combined with prepaid expenses and other assets into a single line on the consolidated balance sheets and consolidated statements of cash flows. The reclassifications had no effect on stockholders’ deficit or net loss after taxes as previously reported.
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheets as of March 31, 2022, the interim consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2021 and 2022, and cash flows for the three months ended March 31, 2021 and 2022 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the Company’s consolidated results of operations for the three months ended March 31, 2021 and 2022, and cash flows for the three months ended March 31, 2021 and 2022. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods.
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
There have been no material changes to our significant accounting policies from our audited consolidated financial statements included in the Company’s 2021 Annual Report except as set forth below:
Discontinued Operations and Held for Sale
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate. The results of operations of business classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results.
Adoption of Accounting Standards
For information regarding accounting standards that the Company adopted during the periods presented, see Note 1 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.
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
Marketable Securities — Available-for-sale
The Company classifies highly liquid money market funds, U.S. Treasury bonds and certificates of deposit within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets and upon models that take into consideration such market-based factors as recent sales, risk-free yield curves, and prices of similarly rated bonds. Commercial paper, corporate bonds, corporate debt securities, repurchase agreements, and asset backed securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not hold any securities classified within Level 3 as of March 31, 2022 (unaudited) and December 31, 2021.

Assets measured on a recurring basis at fair value, primarily related to marketable securities, included in the consolidated balance sheets as of March 31, 2022 (unaudited) and December 31, 2021 are set forth below (in thousands):

	Fair Value Measurement at March 31, 2022 (unaudited)
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$79,039	$—	$—	$79,039
Total cash equivalents	$79,039	$—	$—	$79,039

Restricted cash equivalents
Money market accounts	$14,662	$—	$—	$14,662
Certificates of deposits	3,031	—	—	3,031
Total restricted cash equivalents	$17,693	$—	$—	$17,693

Marketable securities - restricted
Corporate debt securities	$—	$2,738	$—	$2,738
U.S. treasury and agency securities	37,693	1,956	—	39,649
Commercial paper	—	18,550	—	18,550
Asset backed securities	—	6,212	—	6,212
Total marketable securities - restricted	$37,693	$29,456	$—	$67,149

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market accounts	$113,402	$—	$—	$113,402
Total cash equivalents	$113,402	$—	$—	$113,402

Restricted cash equivalents
Money market accounts	$19,569	$—	$—	$19,569
Certificates of deposits	3,331	—	—	3,331
Total restricted cash equivalents	$22,900	$—	$—	$22,900

Marketable securities - restricted
Corporate debt securities	$—	$2,545	$—	$2,545
U.S. treasury securities	33,295	1,986	—	35,281
Commercial paper	—	16,081	—	16,081
Asset backed securities	—	8,718	—	8,718
Total marketable securities - restricted	$33,295	$29,330	$—	$62,625
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

The table below sets forth a summary of changes in the fair value of the Company’s Level 1, Level 2, and Level 3 liabilities for the year ended December 31, 2021 and the three months ended March 31, 2022 (unaudited) (in thousands):

Balance at December 31, 2020	$83,652
Increase in fair value of warrants	47,062
Exercise of preferred stock warrants prior to Business Combination	(130,714)
Public and Private placement Warrants acquired in Business Combination	45,623
Decrease in fair value of Public and Private placement Warrants	(44,467)
Balance at December 31, 2021	$1,156
Decrease in fair value of warrants	(131)
Balance at March 31, 2022	$1,025
The fair value of the Private placement warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of March 31, 2022:

	Estimated Fair Value of Warrants as of March 31, 2022	Exercise Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
	(in thousands)	(in whole dollars)				(in years)
Private placement warrants	$28.8	$11.50	0%	75%	2.44%	3.86
In connection with the Merger, each of the Metromile Operating Company convertible preferred stock warrants outstanding as of December 31, 2020 was exercised for shares of Metromile Operating Company common stock. Therefore, there were no convertible preferred stock warrants outstanding after the Closing.
Through the three months ended March 31, 2022 and 2021 (unaudited), there were no transfers to or from any Level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.
3. Marketable Securities
The Company has investments in certain debt securities that have been classified as available-for-sale and recorded at fair value. These investments are included in both assets for securities with a maturity of one-year or less and assets for securities with a maturity of more than one-year. These securities are held in the Insurance Company and shown as restricted given that the transfer of these assets is subject to the approval of the state regulators. As of March 31, 2022 (unaudited) and December 31, 2021, deposits with various states consisted of bonds, cash and cash equivalents with carrying values of $5.2 million in both periods.
Following the adoption of accounting guidance for credit losses on January 1, 2021, when marketable securities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an allowance for credit losses ("ACL") for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in other comprehensive income (loss) ("OCI"). The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized capital gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible. For further information refer to Note 1, Basis of Presentation and Significant Accounting Policies in the Company’s 2021 Annual Report.
As of December 31, 2021 and March 31, 2022 (unaudited), the Company did not recognize credit losses.

The amortized cost and fair value of investments in fixed maturities classified as available-for-sale as of March 31, 2022 (unaudited) and December 31, 2021 are presented below (in thousands):

	As of March 31, 2022 (Unaudited)
	Amortized Cost	ACL	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$2,741	$—	$—	$(3)	$2,738
U.S. treasury and agency securities	40,088	—	—	(439)	39,649
Commercial paper	18,550	—	—	—	18,550
Asset backed securities	6,234	—	—	(22)	6,212
Total marketable securities - restricted	$67,613	$—	$—	$(464)	$67,149

	As of December 31, 2021
	Amortized Cost	ACL	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities - restricted
Corporate debt securities	$2,547	$—	$—	$(2)	$2,545
U.S. treasury securities	35,385	—	—	(104)	35,281
Commercial paper	16,081	—	—	—	16,081
Asset backed securities	8,728	—	—	(10)	8,718
Total marketable securities - restricted	$62,741	$—	$—	$(116)	$62,625
The amortized cost and estimated fair value of marketable securities as of March 31, 2022 (unaudited) and December 31, 2021 and are shown below by contractual maturity (in thousands):

	As of March 31, 2022 (unaudited)
	Amortized Cost	Estimated Fair Value
Due within one year	$52,471	$52,298
Due between one to five years	15,142	14,851
	$67,613	$67,149

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$41,603	$41,596
Due between one to five years	21,138	21,029
	$62,741	$62,625
The following table summarizes, for all fixed maturities classified as available-for-sale in an unrealized loss position at March 31, 2022, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in Note 2, Fair Value. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in Note 1, Basis of Presentation and Significant Accounting Policies in the Company’s 2021 Annual Report in determining whether a credit loss impairment exists.

	As of March 31, 2022 (unaudited)
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities - restricted
Corporate debt securities	$732	$(3)	$—	$—	$732	$(3)
U.S. treasury and agency securities	39,649	(439)	—	—	39,649	(439)
Commercial paper	1,006	—	—	—	1,006	—
Asset backed securities	6,212	(22)	—	—	6,212	(22)
Total in an unrealized loss position	$47,599	$(464)	$—	$—	$47,599	$(464)

	As of December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities - restricted
Corporate debt securities	$737	$(2)	$—	$—	$737	$(2)
U.S. treasury and agency securities	31,809	(104)	—	—	31,809	(104)
Commercial paper	1,808	—	—	—	1,808	—
Asset backed securities	8,716	(10)	—	—	8,716	(10)
Total in an unrealized loss position	$43,070	$(116)	$—	$—	$43,070	$(116)
4. Business Combination
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
At the First Effective Time, (i) each Metromile stock option that is held by an individual who, as of November 8, 2021, was not employed or providing services to the Company or its subsidiaries shall be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the excess, if any, of the product of (1) the average of the volume weighted average trading prices per share of Lemonade common stock on NYSE on each of the 20 consecutive trading days ending on (and including) the trading day that is three trading days prior to the First Effective Time multiplied by the Exchange Ratio (the “Per Metromile Share Price”), over the (2) the per share exercise price of such Metromile stock option, multiplied by (B) the total number of shares subject to such Metromile stock option; (ii) each other Metromile stock option shall be assumed by Lemonade and automatically converted into a stock option to acquire number of shares of Lemonade common stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares subject to the Metromile stock option and (B) the Exchange Ratio, with an exercise price per share of Lemonade common stock (rounded up to the nearest whole cent) equal to (1) the per share exercise price of the Metromile stock option divided by (2) the Exchange Ratio; (iii) each award of Metromile restricted stock units that (A) is held by any non-employee director of Metromile or (B) vests based on the achievement of one or more performance criteria shall be cancelled and converted automatically into the right to receive an amount in cash equal to the Per Metromile Share Price in respect of each share of common stock underlying such Metromile restricted stock units (in the case of performance-based Metromile restricted stock units, based on actual performance); (iv) each other award of Metromile restricted stock units shall be assumed by Lemonade and automatically converted into an award of Lemonade restricted stock units covering a number of shares of Lemonade common stock equal to (A) the number of shares of Metromile common stock underlying such Metromile restricted stock units multiplied by (B) the Exchange Ratio; and (v) each Metromile warrant exercisable for shares of the Company’s common stock shall be assumed by Lemonade and converted into a corresponding warrant denominated in shares of Lemonade Common Stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio). Except as otherwise set forth above, each Metromile stock option, restricted stock unit award, and warrant assumed by Lemonade shall continue to have the same terms and conditions as applied immediately prior to the First Effective Time.
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
As of March 31, 2022 (unaudited), the Company has incurred $3.8 million in transaction costs, $0.3 million in the three months ended March 31, 2022 (unaudited) and the remainder in 2021, in connection with the Proposed Transaction. Transaction costs are expensed as incurred and included within Other operating expenses of the consolidated statements of operations.

5. Deferred Policy Acquisition Costs, Net
Deferred policy acquisition costs, net ("DPAC") consists of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Deferred policy acquisition costs	$11,655	$11,533
Deferred ceding commission	(181)	(114)
Accumulated amortization	(10,270)	(9,986)
Deferred policy acquisition costs, net	$1,204	$1,433
For the three months ended March 31, 2022 and 2021 (unaudited), total amortization expense was approximately $0.3 million and $0.4 million, respectively. During all periods presented the amortization expense was included as part of sales, marketing and other acquisition costs in the Company’s consolidated statements of operations.
6. Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance recoverable, for the three months ended March 31, 2021 and 2022 (unaudited) (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Balance at January 1	$73,438	$57,093
Less reinsurance recoverable	—	(33,941)
Net balance at January 1	73,438	23,152

Incurred related to:
Current year	21,874	9,566
Prior years	96	2,664
Total incurred	21,970	12,230

Paid related to:
Current year	8,035	695
Prior years	14,865	(18,200)
Total paid	22,900	(17,505)

Net balance at end of period	72,508	52,887
Plus reinsurance recoverable	4,408	8,694
Balance at end of period	$76,916	$61,581
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
During the three months ended March 31, 2022 (unaudited), the Company experienced unfavorable development on losses and LAE from current and prior accident years as a result of higher severity from loss cost trends for the current year. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies. In 2021, the Company experienced unfavorable development on losses and LAE from prior accident years as a result of higher severity for the injury coverages. The Company has not had any unfavorable prior year claim experience on retrospectively rated policies.
7. Reinsurance
During the periods presented, the Company used reinsurance contracts to protect itself from losses due to concentration of risk and to manage its operating leverage ratios. As of December 31, 2021, the Company had commuted all of its reinsurance agreements. For further discussion of the reinsurance agreements in place as of March 31, 2021, see Note 10, Reinsurance of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.

Effective January 1, 2022, the Company entered into an agreement with Swiss Reinsurance America Corporation ("Swiss Re") and Mapfre Re, Compania de Reaseguros, S.A ("Mapfre"). On a prospective basis, under the terms of the transaction, 30% of the Company's gross written premiums, losses, and certain LAE expenses are ceded to the reinsurers through June 30, 2023.
The insurance company was not relieved of its primary obligations to policyholders as a result of any reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The credit risk associated with the Company’s reinsurance contracts was mitigated by carefully selecting its reinsurers and monitoring their financial strength ratings. The 2022 reinsurance counterparties and their A.M. Best financial strength ratings are as follows: Swiss Re (A+) and, Mapfre (A).
Reinsurance recoverables are presented on the consolidated balance sheets net of the allowance for estimated uncollectible reinsurance (“ACL”), if any. As of March 31, 2022, no ACL is required on these balances. The Company estimates the ACL based on the amount of reinsurance recoverables exposed to loss multiplied by estimated factors for the probability of default and the amount of loss given default. The probability of default is assigned based on each reinsurer's credit rating. Of the total reinsurance recoverables at March 31, 2022, all were rated by A.M. Best Company. Credit ratings are reviewed on a quarterly basis and any significant changes are reflected in an updated estimate. The loss given default factors are based on a study of historical recovery rates for general creditors as estimated through multiple economic cycles.

The effect of the Company’s reinsurance agreements on premiums, loss and LAE related to the insurance company for the three months ended March 31, 2022 (unaudited) and the year ended December 31, 2021 is as follows (in thousands):

	March 31, 2022 (unaudited)
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$29,328	$28,131	$16,924	$29,072	$76,916
Ceded	(8,798)	(8,440)	(359)	(7,102)	(4,408)
Net	$20,530	$19,691	$16,565	$21,970	$72,508

	December 31, 2021
	Premium Written	Premium Earned	Unearned Premium	Losses and LAE Incurred	Loss and LAE Reserves
Direct	$110,719	$111,063	$15,726	$102,991	$73,438
Ceded	(19,411)	(33,080)	—	(14,701)	—
Net	$91,308	$77,983	$15,726	$88,290	$73,438
8. Leases, Commitments, and Contingencies
Leases
Metromile has non-cancellable and cancellable operating lease agreements for two real estate locations in Tempe, Arizona and its corporate headquarters in San Francisco, California with various expiration dates through 2030. The right-of-use asset as of March 31, 2022 (unaudited) was $13.8 million and is included in Prepaid expenses and other assets on the consolidated balance sheets. The lease liability as of March 31, 2022 (unaudited) was $18.4 million and is included in Other liabilities in the consolidated balance sheets. Metromile does not recognize a right-of-use asset and lease liability arising from leases with a term of 12 months or less. The Company’s lease payments consisted primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses over base operating expenses as defined in each lease agreement. The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases is 7.3 years and 5.1% at March 31, 2022 (unaudited). The weighted average remaining lease term does not include any renewal options at the election of the Company.
Litigation
Shareholder Matters
The Company and/or its current and/or former directors and/or executive officers are named as defendants in a number of lawsuits initiated by putative holders of Metromile, Inc. common stock. Following the Agreement and announcement thereof, multiple complaints were filed against the Company and certain current and former officers and directors alleging that the Company’s disclosures concerning the Lemonade transaction were incomplete. The Company also received demands to inspect its books and records under Delaware General Corporation Law Section 220, and one stockholder commenced litigation to enforce inspection rights. All of the foregoing complaints have been voluntarily dismissed as moot, with the plaintiffs reserving their rights to seek a fee in connection with each respective litigation. At this time an estimate of the probable loss or range of loss cannot be made.

9. Stockholders’ Equity
Common Stock
As of March 31, 2022 (unaudited), the Company had authorized a total of 640,000,000 shares for issuance as common stock. As of March 31, 2022 (unaudited), the Company had 130,183,262 shares of common stock issued and outstanding.
Preferred Stock
As of March 31, 2022 (unaudited), the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2022, the Company had no shares of preferred stock outstanding.
10. Public and Private Warrants
As of March 31, 2022 (unaudited), the Company had 7,666,646 public warrants and 180,000 private placement warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2021, which was the later of 30 days after the completion of the Business Combination or 12 months from INSU’s IPO closing date. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
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
11. Stock Option Plans
Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2022 (unaudited), the Company granted 819,227 restricted stock units (“RSUs”) under the 2021 Plan which are conditional based on continued employment or service for a specified period. Compensation cost related to RSU grants is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of the Company's common stock on the grant date. For the three months ended March 31, 2022 (unaudited), the Company recorded compensation expense of $5.0 million related to non-performance based RSUs.
A summary of the Company’s RSUs as of March 31, 2022 (unaudited) is presented in the table below:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2021	7,241,980	$8.19
Granted	819,227	1.28
Vested	(496,366)	10.15
Forfeited	(620,551)	6.03
Balance at March 31, 2022	6,944,290	$7.43
As of March 31, 2022 (unaudited), there was $48.3 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.55 years. The total grant date fair value of shares vested during the three months ended March 31, 2022 (unaudited) was $5.0 million.
Performance Based Awards
As of December 31, 2020, the Company had issued 150,000 outstanding performance-based awards (“PSUs”) to Dan Preston, Metromile’s Chief Executive Officer (“CEO”). As of the Closing, the performance-based provision was achieved for the outstanding performance-based awards as the Company completed a change in control event, and the Company recognized the expense related to these PSUs on the Closing date as there were no remaining vesting provisions. As a result, the Company recorded $2.5 million in stock-based compensation expense for the three months ended March 31, 2021 (unaudited).
During 2021, the Company issued 2,216,870 PSUs, net of forfeitures, most of which each have a term of five years subject to continuous services by each holder. One third of PSUs that vest are based on a specific number of policies in force achieved by the Company. One third of the PSUs that vest are based on the Company achieving positive operating cash flow for a period of at least one financial quarter. One third of the PSUs vest based on a market condition of the Company achieving a specific price per share for at least 20 days in a 30-day trading window. Once the performance targets are met, the PSUs that relate to the specific performance target vest immediately. For the three months ended March 31, 2022 (unaudited), the Company had recorded $0.1 million in expense from the PSUs related to the market condition. None of the performance conditions were probable of being satisfied as of March 31, 2022 and, therefore, there is no unrecognized stock compensation related to PSUs. The Company did not grant any PSU's in the three months ended March 31, 2022 (unaudited).

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
There were no options granted during the three months ended March 31, 2022 (unaudited). The following assumptions were used to estimate the value of options granted during the year ended December 31, 2021:

Year ended December 31, 2021
Forfeiture rate	26.2%
Volatility	62.00%
Expected term (years)	5.33
Risk-free interest rate	0.53%
Expected dividends	—
Stock Option Activity
The following table summarizes the activity of the Company’s stock option plan as of March 31, 2022 (unaudited):

	Stock Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,374,504	$3.00	8.25	$375
Options granted	—	$—
Options exercised	—	$—
Options cancelled or expired and returned to plan	(717,331)	$3.00
Outstanding as of March 31, 2022	1,657,173	$3.01	7.94	$—
Vested and exercisable to vest as of March 31, 2022	723,575	$2.98	7.71	—
Vested and expected as of March 31, 2022	1,440,785	$3.00	7.90	$—

The fair value of stock options granted are recognized as compensation expense in the consolidated statements of operations over the related vesting periods. As of March 31, 2022 (unaudited), there was approximately $1.2 million of unrecognized stock-based compensation cost related to stock options granted under the Plan, respectively, which is expected to be recognized over an average period of 1.95 years.
The following table illustrates stock-based compensation expense for employee and non-employee RSUs and options for the three months ended March 31, 2022 and 2021 (unaudited) (in thousands).

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cost of revenues	$304	$41
Research and development	883	226
Sales and marketing	344	17
Other operating expenses	3,727	2,924
Total stock-based compensation	$5,258	$3,208
12. Income Taxes
The consolidated effective tax rate for both the three months ended March 31, 2022 and 2021 (unaudited), was 0%. The main driver of the difference between the federal statutory tax rate of 21% and the effective tax rate for both periods was primarily related to a full valuation allowance against the deferred tax assets.
13. Segment and Geographic Information
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
The assets and liabilities of the Enterprise Business Solutions segment have been classified as held for sale in the Company's consolidated balance sheets as of March 31, 2022. As the Enterprise Business Solutions operations do not qualify for presentation as a discontinued operation, operating results from the segment will continue to be reported in continuing operations on the consolidated statements of operations for the period ended March 31, 2022. Refer to Note 16, Business Disposition, for further information

The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue:
Insurance services	$19,503	$16,228
Enterprise business solutions	1,196	1,048
Total revenue	$20,699	$17,276

Contribution:
Insurance services	$(4,419)	$(1,863)
Enterprise business solutions	(1,113)	(732)
Total contribution	$(5,532)	$(2,595)
The following table provides a reconciliation of the Company’s total reportable segments’ contribution to its total loss from operations (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Total segment contribution	$(5,532)	$(2,595)
Ceded premium, losses and LAE	1,293	(2,905)
Other income	522	1,147
Policy services expenses and other	1,606	371
Sales, marketing, and other acquisition costs	6,340	47,167
Research and development	2,351	2,006
Amortization of capitalized software	3,368	2,651
Other operating expenses	13,438	8,582
Loss from operations	$(34,450)	$(61,614)
Total other expense	(131)	42,013
Loss before taxes	$(34,319)	$(103,627)
Geographical Breakdown of Direct Earned Premiums
Direct earned premium by state is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
California	$15,760	$15,146
Washington	3,585	2,985
New Jersey	2,682	2,459
Oregon	1,816	1,796
Illinois	1,138	1,041
Arizona	1,759	1,268
Pennsylvania	635	657
Virginia	756	470
Total premiums earned	$28,131	$25,822

14. Net Loss per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to the Company's common stockholders:

	Three months ended March 31,
	2022	2021
Numerator:	(unaudited)
Net loss attributable to common stockholders ($ in thousands)	$(34,319)	$(103,627)
Denominator:
Weighted average common shares outstanding - basic and diluted	128,715,031	75,791,557
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(1.37)
As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of Common Stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2022	2021
	(unaudited)
Convertible preferred stock	—	—
Outstanding stock options - Stock Plan	1,657,173	4,595,624
Warrants for preferred stock	—	—
Warrants for common stock	7,846,667	7,846,667
Restricted stock units	9,161,160	8,333
Total anti-dilutive securities	18,665,000	12,450,624
15. Related-Party Transactions
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
In March 2018, the Company entered into an agreement with a third party under which the Company developed proprietary software solutions and provides access to and use of such software solutions and related services. In July 2018, the third party became an investor of the Company as part of the Series E convertible preferred stock Financing. During both the three months ended March 31, 2022 and 2021 (unaudited), the Company recognized $1.0 million of revenue from the investor. The Company had $1.5 million and $0 million in accounts receivable balances from the investor as of March 31, 2022 (unaudited) and December 31, 2021, respectively. The Company continues to enter into contracts with the investor related to the Company’s Enterprise Business Solutions (see Note 13, Segment and Geographic Information).
An executive of Hudson, who the Company entered into a Note Purchase and Security Agreement with in 2021 (see Note 11, Notes Payable, net in the Company's 2021 Annual Report on Form 10-K), is on the Company’s Board of Directors. This loan was repaid in March 2021 and is no longer outstanding.
16. Business Disposition
Sale of Metromile Enterprise

As of March 31, 2022, the Company committed to a plan to sell its Enterprise Business Solutions segment. The assets and liabilities of Enterprise Business Solutions have been classified as held for sale in the Company's consolidated balance sheets beginning with the period ended March 31, 2022. Revenues and earnings are not material to the Company's Consolidated Results of Operations for the three months ended March 31, 2022 and 2021 (unaudited). Under GAAP accounting guidance, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Because Metromile’s primary business continues to be property and casualty insurance, as well as the immaterial expected impact on the Company’s ongoing results of operations, the sale of Enterprise Business Solutions was not reported as a discontinued operation. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the consolidated statement of operations.

The pending sale did not result in an estimated loss on the sale, and as such, no accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed consolidated balance sheets as of March 31, 2022 (unaudited).

The carrying value of assets and liabilities to be transferred in connection with the sale is as follows:

March 31, 2022
(unaudited)
Assets
Cash and cash equivalents	2,393
Prepaid expenses and other assets	1,705
Website and software development costs, net	5,155
Total assets	$9,253

Liabilities
Deferred revenue	5,906
Accounts payable and accrued expenses	250
Total liabilities	$6,156

Table of Contents	Index to Item 2
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

Table of Contents	Index to Item 2
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
For additional information related to the Proposed Transaction, please see Note 1, Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements and our Current Report on Form 8-K filed with the SEC on November 9, 2021 as well as the proxy statement/prospectus filed with the SEC on December 29, 2021.
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
Total revenue increased from $17.3 million for the three months ended March 31, 2021 to $20.7 million for the three months ended March 31, 2022. Our gross profit/(loss), defined as total revenue as adjusted for losses and LAE, policy servicing expense and other and amortization of capitalized software, and which is impacted by our reinsurance arrangements, decreased from $(2.1) million for the three months ended March 31, 2021 to $(10.1) million for the three months ended March 31, 2022. Our accident period contribution profit/(loss), a non-GAAP financial measure that excludes from gross profit/(loss) the results of prior period development on loss and LAE, decreased from $2.4 million for the three months ended March 31, 2021 to $(4.5) million for the three months ended March 31, 2022 largely due to an increase in losses, despite an increase in direct written and earned premium for both periods. Accident period refers to the period in which the loss occurs, and estimates are made to determine the ultimate expected cost of that loss. These estimates are reassessed each subsequent period, and the movement from the initial estimate of that accident period is known as prior period development. We view accident period contribution margin as the most relevant metric of current product profitability and use accident period contribution margin to consistently evaluate the variable contribution to our business from insurance operations from period to period based on the most current product profitability. Contribution profit/(loss), a non-GAAP financial measure that includes the results of prior period development accident period contribution profit/(loss), decreased from $(1.9) million for the three months ended March 31, 2021 to $(4.4) million for the three months ended March 31, 2022. We use contribution profit/(loss) as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from insurance operations from period to period. See the section entitled “— Non-GAAP Financial Measures” for additional information regarding our use of accident period contribution profit/(loss) and contribution profit/(loss)and a reconciliation to the most comparable GAAP measure.
Reinsurance
We review our need to obtain reinsurance to help manage our exposure to property and casualty insurance risks.

Table of Contents	Index to Item 2
The reinsurance arrangement covering the periods May 1, 2017 to April 30, 2018 and May 1, 2018 to April 30, 2019 covered 85% of our renewal policies and beginning May 1, 2019, the reinsurance arrangements expanded to also include new policies. Thus, from May 1, 2019 through April 30, 2021, we ceded a larger percentage of our premium than in prior periods, resulting in a significant decrease in our revenues as reported under GAAP. In addition, under the reinsurance agreements from various years, LAE was ceded at a fixed rate ranging from 3% to 6% of ceded earned premium. In February 2021, we commuted 67% of our reinsurance program, resulting in 34.2% of the book being ceded as of March 2021. As of March 31, 2022 we have commuted the remainder of the aforementioned agreements, and entered into new reinsurance programs effective January 2022 with Swiss Reinsurance America Corporation ("Swiss Re") and Mapfre Re, Compania de Reaseguros, S.A ("Mapfre"). For additional information, please see Note 7, Reinsurance, to our consolidated financial statements.
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
The following table presents these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions, except for Direct Earned Premium per Policy)
Policies in Force (end of period)	101,294	95,958
Direct Earned Premium per Policy (annualized)	$1,142	$1,100
Direct Written Premium	$29.3	$28.0
Direct Earned Premium	$28.1	$25.8
Gross Profit/(Loss)	$(10.1)	$(2.1)
Gross Margin	(48.4)%	(12.0)%
Accident Period Contribution Profit/(Loss)	$(4.5)	$2.4
Accident Period Contribution Margin	(16.1)%	9.1%
Contribution Profit/(Loss)	$(4.4)	$(1.9)
Contribution Margin	(15.6)%	(7.1)%
Direct Loss Ratio	86.5%	78.6%
Direct LAE Ratio	16.4%	14.4%
Accident Period Loss Ratio	85.1%	65.1%
Accident Period LAE Ratio	18.3%	11.5%
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

Table of Contents	Index to Item 2
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

Table of Contents	Index to Item 2
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
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for our nationwide workforce; implementing additional safety policies and procedures for our employees; and restricting employee travel and in-person meetings. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.
For the three months ended March 31, 2022, we generated $28.1 million in direct earned premium, an increase of $2.3 million or 9%, as compared to $25.8 million for the three months ended March 31, 2021. This increase was primarily due to a year-over-year increase in direct earned premium per policy, which is a reflection of both miles driven and growth in the business. Based on internal data, miles driven increased by 17% for the first three months of 2022 as compared to the same period in 2021. We believe that the potential long-term impacts of COVID-19, as more companies embrace work from home policies, represent an opportunity for us to increase our customer base as drivers continue to look for value-driven insurance solutions that provide the same or a better quality product that aligns to their own driving behaviors.
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
Key Factors and Trends Affecting our Operating Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

Table of Contents	Index to Item 2
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. Our growth strategy is centered around accelerating our existing position in markets that we already serve, expanding into new markets nationally across the United States, developing new strategic partnerships with key players in the automotive industry.
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
Our Ability to Introduce New and Innovative Products
Our growth will depend on our ability to introduce new and innovative products that will drive the organic growth from our existing customer base as well as from potential customers. Our insurance offerings provide us with a foundation to provide a broad set of insurance products to consumers in the future.
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

Table of Contents	Index to Item 2
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
It is possible that changes in economic conditions, the supply chain, labor market and geopolitical tensions, along with actions taken by the government, could lead to inflationary impacts outside of the Company's expectations. Such factors could drive an increase or decrease in the Company’s loss costs and the need to strengthen or reduce loss and loss adjustment expense reserves. Labor shortages, higher costs of vehicle, parts and equipment, and supply shortages for raw materials are adversely impacting severity in our business and the industry and may continue to do so in future quarters.
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

Table of Contents	Index to Item 2
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
(Decrease) increase in fair value of stock warrant liability
(Decrease) increase in fair value of stock warrant liability primarily relates to changes in the fair value of warrant liabilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021:
The following table presents our consolidated statement of operations for the three months ended March 31, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	(unaudited)
Premiums earned, net	$19,165	$1,125	$18,040	1604%
Investment income	45	36	9	25%
Other revenue	1,489	16,115	(14,626)	(91)%
Total revenue	20,699	17,276	3,423	20%
Costs and expenses
Losses and loss adjustment expenses	22,060	12,263	9,797	80%
Policy servicing expense and other	5,283	4,443	840	19%
Sales, marketing and other acquisition costs	6,459	47,294	(40,835)	(86)%
Research and development	4,277	3,650	627	17%
Amortization of capitalized software	3,368	2,651	717	27%
Other operating expenses	13,702	8,589	5,113	60%
Total costs and expenses	55,149	78,890	(23,741)	(30)%
Loss from operations	(34,450)	(61,614)	27,164	(44)%
Other expense
Interest expense	—	15,876	(15,876)	(100)%
(Decrease) increase in fair value of stock warrant liability	(131)	26,137	(26,268)	(101)%
Total other expense	(131)	42,013	(42,144)	(100)%
Loss before taxes	(34,319)	(103,627)	69,308	(67)%
Net loss	$(34,319)	$(103,627)	$69,308	(67)%

Table of Contents	Index to Item 2
Revenue
Premiums Earned, net
Net premiums earned increased $18.0 million, or 1604%, from $1.1 million for the three months ended March 31, 2021 to $19.2 million for the three months ended March 31, 2022, which was primarily attributable to a $15 million decrease in premiums ceded to our reinsurance partners, and a $2.3 million increase in direct earned premium, The increase in direct earned premiums was primarily attributable to an increase in policies in force during the three months ended March 31, 2022 as well as increase in miles driven during the same period. We believe direct earned premium is the best measure of top-line revenue, as it excludes the impacts of reinsurance.
Investment Income
Investment income increased $9 thousand, or 25%, from $36 thousand for the three months ended March 31, 2021 to $45 thousand for the three months ended March 31, 2022. The increase was primarily due to a higher level of invested assets.

Other Revenue
Other revenue decreased $14.6 million, or 91%, from $16.1 million for the three months ended March 31, 2021 to $1.5 million for the three months ended March 31, 2022. The decrease was primarily reinsurance related. There was an $11.3 million gain recognized in 2021 on reinsurance commutation settlement and a $3.5 million decrease year over year in revenues from policy acquisition costs recovered for policies onboarded into our 2021 reinsurance program.
Costs and Expenses
Losses and LAE
Losses and LAE increased $9.8 million, or 80%, from $12.3 million for the three months ended March 31, 2021 to $22.1 million for the three months ended March 31, 2022. Ceded losses and LAE decreased $4.7 million as a result of commuting most of our reinsurance programs during the first quarter of 2021 and replacing with a new reinsurance program effective January 2022 under which we cede a smaller portion of our portfolio. Direct losses and LAE increased by $5.1 million due to an overall increase in claims cost as a result of inflationary trends, frequency, and severity.
Policy Servicing Expense and Other
Policy servicing expense and other increased $0.8 million, or 19%, from $4.4 million for the three months ended March 31, 2021 to $5.3 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase in our technical operations costs to support our customer platform, customer experience and other policy servicing personnel related expenses to support our business initiatives.
Sales, Marketing, and Other Acquisition Costs
Sales, marketing, and other acquisition costs decreased $40.8 million from $47.3 million for the three months ended March 31, 2021 to $6.5 million for the three months ended March 31, 2022. Of this decrease, $40.8 million was reinsurance-related to the 2021 commutation, in which we recorded a gain of $11.3 million in Other Revenue as well as Sales, Marketing, and Other Acquisition Cost expense of $40.1 million related to a return of revenues from policy acquisition costs recovered for policies onboarded into our reinsurance program. Aside from reinsurance related impacts, there was a net decrease of $1.0 million in our marketing campaign spend.
Research and Development
Research and development increased $0.6 million, or 17%, from $3.7 million for the three months ended March 31, 2021 to $4.3 million for the three months ended March 31, 2022. The increase was primarily attributable to employee personnel costs related to our expansion initiatives in the engineering and technology areas of approximately $3.2 million, and an increase in stock compensation expense for related departments of $0.7 million, partially offset by a decrease of $3.2 million in capitalized software costs which serves as an offset to research and development expense.
Amortization of Capitalized Software
Amortization of capitalized software increased by 27%, from $2.7 million for the three months ended March 31, 2021 to $3.4 million for the three months ended March 31, 2022. The increase was primarily related to the amortization of our website development costs and capitalized costs related to internal use software.
Other Operating Expenses
Other operating expenses increased $5.1 million, or 60%, from $8.6 million for the three months ended March 31, 2021 to $13.7 million for the three months ended March 31, 2022. The increase was primarily driven by an increase of $3.9 million increase in general and administrative costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Capital Market, additional

Table of Contents	Index to Item 2
corporate, director and officer insurance expenses, and increased legal, audit and consulting fees, as well as $0.3 million transaction costs incurred in 2022 in connection with an intended merger with Lemonade.
Interest Expense
Interest expense decreased $15.9 million, or 100%, from $15.9 million for the three months ended March 31, 2021 to $0.0 million for the three months ended March 31, 2022. The decrease was attributable to no debt outstanding in 2022, as debt was paid off during the first quarter of 2021.
Decrease in fair value of stock warrant liability
Fair value of stock warrant liability decreased $26.3 million, from $26.1 million for the three months ended March 31, 2021 to $(0.1) million for the three months ended March 31, 2022. The decrease was driven by the change in fair value of our public and private placement warrants as described in Note 2 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
The following table provides a reconciliation of total revenue to contribution profit/(loss) and accident period contribution profit/(loss) for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Total revenue	20.7	17.3
Losses and LAE	(22.1)	(12.3)
Policy servicing expense and other	(5.3)	(4.4)
Amortization of capitalized software	(3.4)	(2.7)
Gross profit/(loss)	(10.1)	(2.1)
Gross margin	(48.4)%	(12.0)%

Less revenue adjustments:
Revenue Adjustments Related to Reinsurance	8.4	8.9
Revenue from Enterprise Segment	(1.2)	(1.0)
Interest Income and Other	0.5	1.0

Less costs and expense adjustments:
Loss and LAE Adjustments Related to Reinsurance	(7.1)	(11.8)
Loss and LAE Adjustments Related to Prior Period Development	(0.1)	4.3
Bad Debt, Report Costs and Other Expenses	0.4	(0.6)
Amortization of Internally Developed Software	3.4	2.7
Devices	1.3	1.0
Accident period contribution profit/(loss)	$(4.5)	$2.4

Prior Period Development	$0.1	$(4.3)
Contribution profit/(loss)	$(4.4)	$(1.9)

Total revenue	$20.7	$17.3
Revenue adjustments	7.7	8.9
Adjusted revenue	$28.4	$26.2

Accident period contribution margin	(16.1)%	9.1%
Contribution margin	(15.6)%	(7.1)%

Liquidity and Capital Resources
We are a holding company that transacts a majority of our business through operating subsidiaries. Through our insurance subsidiaries, we sell pay-per-mile auto insurance policies to customers and through our Enterprise subsidiary, we sell our insurance solution technology to third-party insurance carriers. From inception through completion of the Merger, we financed our operations primarily through sales of insurance policies, sales of our Enterprise platform, and the net proceeds received from the issuance of preferred stock, debt, and sales of investments. As of March 31, 2022, we had $84.3 million in unrestricted cash and cash equivalents compared to unrestricted cash and cash equivalents of $120.9 million as of December 31, 2021. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
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

Table of Contents	Index to Item 2
stockholders. As of March 31, 2022 and December 31, 2021, our capital and policyholders’ surplus exceeded the minimum RBC requirements. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.
Our principal sources of liquidity are funds generated by operating activities, and available cash and cash equivalents, subject to the limitations set forth in the merger agreement related to the Proposed Transaction.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2022 [1]	2021
	($ in millions)
Net cash used in operating activities	$(28.0)	$(29.4)
Net cash (used in) provided by investing activities	(17.1)	0.7
Net cash provided by financing activities	—	273.5
[1] Cash activities in 2022 include cash flows related to Enterprise Business Solutions classified as held for sale beginning in the first quarter of 2022. See Note 16, Business Disposition, of Notes to Consolidated Financial Statements for discussion of this transaction.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $28.0 million, which was a decrease of net cash used of $1.4 million from $29.4 million for the three months ended March 31, 2021. Cash used during this period included $23.1 million from net loss for the three months ended March 31, 2022, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities decreased by $30.1 million, which is primarily attributable to reinsurance recoverables on paid and unpaid losses, loss and LAE reserves which reflect an increase in paid claims year over year, a decrease in accounts payable and accrued expenses, and prepaid reinsurance premium, partially offset by ceded reinsurance premiums,
Net cash used in operating activities for the three months ended March 31, 2021 was $29.4 million. Cash used during this period included $54.5 million from net loss for the three months ended March 31, 2021, excluding the impact of changes in fair value of our outstanding warrants, depreciation expense and stock-based compensation and other non-cash expenses. Net cash provided by changes in our operating assets and liabilities increased by $32.5 million, which is primarily attributable to ceded reinsurance premiums, reinsurance recoverable on unpaid losses, accounts payable and accrued expense, prepaid reinsurance premium, premiums receivable which outpaced reinsurance recoverable on paid losses, prepaid expenses and other, unearned premium reserve, and loss and LAE reserves.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $17.1 million compared to net cash provided by investing activities of $0.7 million during the three months ended March 31, 2021, which was primarily driven by a change from net proceeds to net payments for securities, as well as continued investment in our website and software development, partially offset by a decline in investment in telematics devices, leasehold improvements, and other equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.0 million compared to $273.5 million in cash provided by financing activities for the three months ended March 31, 2021. The decrease in cash provided by financing activities is primarily due to cash received from the trust account and the private placements in connection with the Closing in February 2021.

Table of Contents	Index to Item 2
Contractual Obligations
The following is a summary of material contractual obligations and commitments as of March 31, 2022:

	Total	2022 (remaining nine months)	2023 – 2024	2025 – 2026	Thereafter
	(in millions)
Long-term debt	$—	$—	$—	$—	$—
Interest on long-term debt	—	—	—	—	—
Operating Leases	22.3	2.3	6.4	4.9	8.7
Purchase Commitments	3.3	3.3	—	—	—
Total	$25.6	$5.6	$6.4	$4.9	$8.7

Financing Arrangements
Subordinated Note Purchase and Security Agreement
In April 2020, we entered into the Note Purchase Agreement with Hudson, which was amended in February 2021 to reflect the consummation of the Merger by adding INSU as a guarantor and reflecting our new corporate structure. An executive of Hudson is on our board of directors and is a related party, as discussed in Note 15 of the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on form 10-Q.
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
See Note 1, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report.
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
Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end

Table of Contents	Index to Item 2
of the period covered by this Quarterly Report on Form 10-Q due to ineffective information technology general controls ("ITGCs") in the areas of user access and program change management over certain information technology ("IT") systems that support our financial reporting processes, as disclosed below.
Remediation of Material Weakness
As disclosed in Part II Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021, during the three months ended December 31, 2021, we identified a material weakness in internal controls related to ineffective ITGCs in the areas of user access and program change management over certain IT systems that support our financial reporting processes.
Beginning during the three months ended December 31, 2021, and continuing through March 31, 2022, we implemented our previously-disclosed remediation plan that included: (i) updating and implementing user access and change management policies; (ii) establishing a Change Management Committee to monitor change management processes and controls; and (iii) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
During the three months ended March 31, 2022, we completed our testing of the operating effectiveness of the impacted ITGC controls and found them to be effective. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time. We expect that the remediation of this material weakness will be completed in the second quarter of 2022.
Notwithstanding this material weakness, management has concluded that our financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, besides those previously mentioned in the Remediation Plan section above, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities, some of which, to date, have related to fraudulent insurance claims made against us. For a discussion regarding Metromile's legal proceedings, see the information contained under “Litigation” in Note 8 - Leases, Commitments, and Contingencies of the Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROMILE, INC.

Date: May 10, 2022	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)