Form 10-K/A
period 2021-12-31
Metromile, Inc.
filed 2022-07-28
CIK 1819035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment N0. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Moss Adams LLP Auditor Location: San Francisco, California Auditor Firm ID: 659

EXPLANATORY NOTE
On February 28, 2022, we filed our Form 10-K for the period ended December 31, 2021 (“Original Annual Report”). This Amendment No. 1 to Form 10-K (the “Amendment”) is filed solely to refile corrected Exhibits 31.1 and 31.2 as Exhibits 31.3 and 31.4 to the Form 10-K in accordance with Item 601(b)(31) of Regulation S-K.
Except as described above, no attempt has been made in this Amendment to modify or update any disclosures presented in the Original Annual Report other than as revised in Part IV – Item 15 – Exhibits, and Financial Statement Schedules. This Amendment No.1 does not reflect events occurring after the filing of the Original Annual Report or modify or update any disclosures therein. Accordingly, this Amendment should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the filing of the Original Annual Report, including any amendments to those filings.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

i

TABLE OF CONTENTS

Page
PART IV
Item 15.	Exhibits, and Financial Statement Schedules	1

ii

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the Signature Page).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.4**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*
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
* Filed with the Original Annual Report
** Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMILE, INC

Date: July 28, 2022	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)
4