Form 10-Q/A
period 2022-03-31
Metromile, Inc.
filed 2022-07-28
CIK 1819035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

Table of Contents
EXPLANATORY NOTE
On May 10, 2022, we filed our Form 10-Q for the period ended March 31, 2022 (“Original Filing”). This Amendment No. 1 to Form 10-Q (the “Amendment”) is filed solely to refile corrected Exhibits 31.1 and 31.2 as Exhibits 31.3 and 31.4 to the Form 10-Q in accordance with Item 601(b)(31) of Regulation S-K.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

i

METROMILE, INC.
TABLE OF CONTENTS

		Page
PART I
Item 6.	Exhibits	2

SIGNATURE		3

ITEM 6. EXHIBITS

Exhibit No.	Description
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

31.1+	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3++	Certification of Principal Executive Officer, as amended, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4++	Certification of Principal Financial Officer, as amended, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+ Filed with the Original Filing
++ Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROMILE, INC.

Date: July 28, 2022	By:	/s/ Regi Vengalil
Regi Vengalil Chief Financial Officer (Principal Financial Officer)

3